Form 10-Q
period 2006-03-31
Point Center Mortgage Fund I, LLC
filed 2006-05-15
CIK 1299020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________

FORM 10-Q

______________

             (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number:  000-51794

——————

POINT CENTER MORTGAGE FUND I, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1704525
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30900 Rancho Viejo Road, Suite 100
San Juan Capistrano, California 92675

(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 661-7070

______________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Units of Membership Interest
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). YES ☐  NO ☒

The number of Units of Membership Interest outstanding as of May 15, 2006 was 25.

POINT CENTER MORTGAGE FUND I, LLC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as press releases, oral statements made by our officials and other reports that we file with the Securities and Exchange Commission, may also contain such forward-looking statements. Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

Although we believe that our strategies, plans, objectives, goals, expectations and intentions reflected in, or suggested by these forward-looking statements are reasonable given current information available to us, we can give no assurance that any of them will be achieved.

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Registration Statement on Form S-11, Registration No. 333-118871 and the most recent Prospectus relating thereto which was filed on April 17, 2006 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended. You should also read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited balance sheets and the related notes that appear elsewhere in this report.

We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Form 10-Q or any other report filed by us. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT CENTER MORTGAGE FUND I, LLC

BALANCE SHEET

MARCH 31, 2006
(Unaudited)

	March 31, 2006	December 31, 2005

CURRENT ASSET
Cash in bank (Note 3)	$25,000	$25,000
TOTAL CURRENT ASSET	25,000	25,000
LIABILITIES & MEMBER'S EQUITY
Member’s equity	25,000	25,000
TOTAL LIABILITIES & MEMBER EQUITY	$25,000	$25,000

The accompanying notes are an integral part of this balance sheet.

POINT CENTER MORTGAGE FUND I, LLC

NOTES TO BALANCE SHEETS

MARCH 31, 2006
(Unaudited)

Note 1 — Basis of Presentation

The accompanying balance sheets have been prepared by Point Center Mortgage Fund I, LLC (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited balance sheets reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Balance Sheets and Notes thereto included in the Company’s most recent Prospectus filed on April 17, 2006 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to the Company’s Registration Statement on Form S-11, Registration No. 333-118871.

The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

Note 2 — Summary of Significant Accounting Policies

The Company was formed on July 14, 2004 to raise funds from investors through a public offering of units of limited liability company interests (“Units”), and to invest the funds from the sale of Units in loans made by the Company or purchased from existing note holders secured in whole or in part by deeds of trust, and/or mortgages. The investors who purchase Units will become members of the Company. The managing member of the Company is Point Center Financial, Inc.

The Company’s public offering of the Units was declared effective by the Securities and Exchange Commission on February 3, 2006.

Organizational and offering costs relating to the public offering of the Units have been and will continue to be paid by the managing member of the Company without reimbursement. As of March 31, 2006, $263,376 has been paid for organization costs, and $672,330 has been paid for offering costs by Point Center Financial, Inc.

Note 3 — Cash in Bank

Point Center Financial, Inc., the managing member of the Company, contributed cash of $25,000 on July 19, 2004 into the Company’s checking account and received 25 Units.

Note 4 — Income Taxes

The Company is not a tax paying entity for federal income tax purposes. Income of the Company is taxed to the members on their respective returns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a financial review and analysis of our financial condition and results of operations for the three-months ended March 31, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q and in our the most recent Prospectus filed on April 17, 2006 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871.

Overview of Point Center Mortgage Fund I, LLC

We were formed on July 14, 2004 and, as of March 31, 2006, had not commenced our business operations. On February 3, 2006, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to $500,000 of units of membership interest initially priced at $1,000 per unit with a minimum subscription of 25 units ($25,000). We will commence operations after we have sold enough units to fund our first loan. After the initial loan is funded, our Manager, Point Center Financial, Inc., will set a daily unit price for sales of additional units by adjusting the net book value of our assets to reflect the income and expenses accruing with respect to the loans we have funded. The adjusted net book value, divided by the number of units outstanding shall determine the daily unit price. Our Manager owns computer software designed to perform this function.

Our business is managed by Point Center Financial, Inc., a private California corporation which is a mortgage broker licensed in the State of California and which also performs mortgage banking services. Our Manager manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business. We do not have any employees and we do not have an independent board of directors. Our Manager’s duties include dealings with members, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management and operational duties.

As our only Manager, Point Center Financial, Inc., has complete authority and responsibility for:

•

evaluating and choosing our real estate loans investments;

•

deciding what agreements we will enter into and whether we will enter into joint ventures with other companies to invest in real estate loans;

•

originating, servicing and managing our real estate loans; and

•

managing all our other operations.

General

Assuming the sale of substantially all of the units being offered by us, we anticipate investing approximately 80% of our assets in secured first mortgages and 20% in second mortgage loans. Our second mortgage investments are riskier because our rights will be subject to the rights of the first mortgage lender.

Most of our loans will have terms of 1 to 7 years. We anticipate investing approximately 25% of our assets in construction loans and approximately 25% of our assets in unimproved land loans. In addition, we expect to invest approximately 20% of our assets in commercial property loans, 20% in acquisition and development loans and 10% in residential property loans.

We anticipate that approximately 90% of our loans will provide for payments of interest only with a “balloon payment” of principal payable in full at the end of the term. We also anticipate investing approximately 10% of our assets in bridge loans which provide interim financing (generally up to twelve months) to enable borrowers to qualify for permanent refinancing. The “balloon payment” loans and bridge loans in which we invest are riskier because they are non-investment grade loans to made to borrowers whose ability to make repayment depends on their ability to refinance the loan or develop the property so they can refinance. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value and, in circumstances where borrowers are willing to pay a premium interest rate of 5% or more above market rate, our bridge loans may provide for interest to accrue and be payable together with the principal amount at maturity. However, there is no specific criteria that is used in evaluating the creditworthiness of balloon loan borrowers. Under circumstances where our Manager deems appropriate, we may acquire loans of the character described above, that are in default, are non-performing or are delinquent.

California, as well as many other real estate markets around the country, has continued to enjoy a steady rise in property values, and with the current interest rates being low, investments in real estate by both property owners and as mortgage lenders are very attractive. As interest rates rise our industry will be in competition with institutional lenders, because the margin between institutional cost of funds and our cost of funds will lessen. We act as an interim lender with maturities of from 1 to 7 years and the majority of our loans will have fixed rates of interest. Therefore, even in the event of a rise in institutional interest rates, we anticipate that our borrowers will still be able refinance or sell their property in a timely manner to facilitate the repayment of our loans. We also expect that the residential market will be most affected by a rise in interest rates and, since we are primarily commercial lenders, we will be less affected. In the early 1990’s when California experienced a dramatic drop in real estate values, we saw that most of the problems in our industry were with the junior loans. Since we will primarily make 1st position loans with substantial equity requirements, in the event of a drop in real estate values, we believe that our loan-to-value ratios will be sufficient to minimize the number of problem loans we might experience.

Twelve Month Plan of Operation

During the next 12 months, assuming the sale of approximately $200 million of units to non-affiliates in this Offering, we plan to invest in real estate loans where our collateral is real property located throughout the United States. Upon the sale of these units, our Manager will select real estate loans for us, and also will assist us by obtaining, processing and managing these loans for us. The number of loans in which we invest will depend upon the gross proceeds raised in this Offering. If we only sell $3 million of units we will likely only be able to invest in a single loan. If we sell the maximum number of units, we anticipate investing in a combination of several hundred real estate loans. We believe that we will have an adequate number of opportunities to invest in real estate loans nationwide. To sufficiently diversify our loan portfolio, our Manager anticipates that we need to raise between $30 million and $100 million from investors.

We believe that our expectations with respect to raising $500,000,000 in proceeds from this Offering are reasonable based upon our Manager’s history of raising private capital, originating loans and its recent investments in company infra-structure, including but not limited to staffing, technology, printing equipment, and marketing. We anticipate that our increased marketing through this public Offering will result in substantial opportunities for prospective investors to purchase our units. Currently, our Manager’s capital for making loans through the 4 investment programs that it manages is limited to investors who are residents of the State of California under private intra-state securities offerings. None of our Manager’s investors have been solicited through third party underwriters or dealers. Because our Manager has experienced substantial success with its existing marketing program for the solicitation of investors, we believe that we can duplicate this success in California and in other states through this public Offering.

We do not anticipate hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses during the next 12 months because we will be utilizing our Manager’s personnel and office equipment. We will pay our Manager a flat, annual management fee of up to 1% of our aggregate capital contributions and a loan administration fee of 1.5% of the loan balance of our portfolio.

We may also establish a line of credit for future use and may enter into financing arrangements with institutional lenders to expand our portfolio of real estate loans.

Most of our assets will be fixed and adjustable rate secured real estate loans. We will not engage in hedging transactions or acquire derivative instruments in an effort to mitigate risks of interest rate changes. While we believe such hedging transactions are not necessary in light of the short-term nature of our investments, failure to engage in hedging transactions may expose use to losses if there are significant changes in prevailing interest rates.

Our future operating results will depend upon our ability to promptly identify and invest in mortgage loans which generate interest income. To the extent that we are unable to identify and make such investments or are delayed in making such investments, our operating results will suffer. In addition, defaults by borrowers or unexpected expenses would adversely effect our income and reduce the funds we have available to distribute to you.

Our sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which we concentrate our loans, could result in a decline in real estate values and a decline in the demand for real estate development loans. In addition, a general decline in the economy could result in an increase in loan defaults. Any such measures could reduce our cash flow and the funds we have available to distribute. In order to stay fully invested during a period of declining demand for real estate loans, we may be required to make loans on terms less favorable to us or to make loans involving greater risk to us. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although our lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest we are able to earn on our loans. In the case of our loans that do not have prepayment penalties, declining interest rates may also cause our borrowers to prepay their loans and we may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults we may experience.

Our operating results will be affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, and (v) the level of foreclosures and related loan losses which we may experience. These funds, subject to a 3% working capital reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. While we may borrow up to 60% of the value of our loan portfolio to make additional loans, we do not have any current commitment or arrangement in place to obtain such borrowing.

The lower interest rates would diminish the interest rates we can charge on our loans. In addition, our operating results would be adversely affected by loans that go into default and become non-performing assets. A weakening economy or a wrong credit decisions by our Manager may result in non-performing assets. If the economy weakens and our borrowers who develop and sell real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans in order to enhance their collectibility.

We will generally be using appraisals prepared on an as-if developed basis in connection construction, development and bridge loans, and we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

Historically, our Manager has focused its operations on California and certain Western states. Because our Manager has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of our loans will be concentrated in such states. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations.

Critical Accounting Policies

Interest Income. Interest income on loans is accrued by the effective interest method. Generally, interest and payments are due monthly, on the first day of each month. Interest is generally prorated to the first day of the month following the closing of the loan escrow. We do not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the loan has been foreclosed upon and we become the owner of the property which secured the loan.

Investments in Mortgage Loans. Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Real Estate Held for Sale. Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Allowance for Losses on Trust Deed Notes Receivable. For trust deed notes receivable, an allowance for loan losses is established based our estimate of losses inherent and probable as of the balance sheet date. We evaluate the adequacy of the allowance giving consideration to factors such as the value of the underlying collateral, current performance of the loans, extent and nature of delinquencies, credit characteristics of the portfolio, and the general economic environment. Using historical experience and taking into consideration the factors above, we estimate an allowance for loan losses, which is believed to be adequate for known and inherent losses in the portfolio of trust deed notes receivable. Provision for losses is charged to the statement of operations. Losses incurred on trust deeds are charged to the allowance.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Related Party Transactions. Our Manager has borne the costs of our organizational and offering fees, which included legal expenses, printing costs, selling expenses, and the filing fees paid to the Securities Exchange Commission and the various states. Our Manager realizes the following types of compensation and cost:

•

Loan brokerage commissions and loan origination fees;

•

Real estate commissions paid to our Manager upon resale of any property acquired through foreclosure; and

•

Loan servicing fees paid to our Manager to service the loan portfolio, to protect our interest in and enforce their rights under the secured notes, deeds of trust and any other loan document and if necessary, to manage, refinance or sell the property.

We will bear the following costs:

•

Annual tax preparation fee;

•

Accounting and auditing fees;

•

Legal fees; and

•

Other reports required by agencies governing our business activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since we propose to make investments in mortgage loans and make distributions from interest income to our members, we will be exposed to market risk related primarily to changes in interest rates. We will not have any assets or liabilities denominated in foreign currencies nor does it own any options, futures or other derivative instruments.

After we commence operations, most of our assets will consist of mortgage loans. All of the mortgage loans are expected to be held for investment purposes until their maturity date. None of the mortgage loans will have prepayment penalties. We anticipates that up to 3% of our assets will be held as cash reserves.

Item 4. Evaluation of Disclosure Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

No matter how well a control system is conceived and operated, it can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Therefore, no cost-effective control systems and no evaluation of controls can provide absolute assurance that all control issues and instances of misstatements due to error or fraud, if any, within our company have been detected.

Evaluation of Disclosure Controls and Procedures

Our Manager’s chief executive officer and chief financial officer, with the assistance of other employees, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Manager’s chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors that May Affect Results of Operations and Financial Condition

There has not been any material change in the risk factors disclosure from that contained in our; however, the risks and uncertainties described in our most recent Prospectus filed with the SEC on April 17, 2006 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Item 6. Exhibits

Exhibit No.	Description

31.1	Section 302 Certificate of Dan J. Harkey, the Chief Executive Officer of Point Center Financial, Inc., which is the Manager of Point Center Mortgage Fund I, LLC.
31.2	Section 302 Certificate of M. Gwen Melanson, the Chief Financial Officer of Point Center Financial, Inc., which is the Manager of Point Center Mortgage Fund I, LLC.
32	Section 906 Certificate of the Chief Executive Officer and the Chief Financial Officer of Point Center Financial, Inc., which is the Manager of Point Center Mortgage Fund I, LLC.*

——————

*

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT CENTER MORTGAGE FUND I, LLC

	By:	Point Center Financial, Inc.,
Its sole manager

Date: May 15, 2006		By:	/s/ M. Gwen Melanson
M. Gwen Melanson
Chief Financial Officer