Form 10-Q
period 2006-06-30
Point Center Mortgage Fund I, LLC
filed 2006-08-25
CIK 1299020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

The number of Units of Membership Interest outstanding as of June 30, 2006 was 1,098.93.

POINT CENTER MORTGAGE FUND I, LLC

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT CENTER MORTGAGE FUND I, LLC
BALANCE SHEET

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in bank	$348,257	$25,000
Accrued interest receivable	675	-
Investment in trust deed note receivable (Notes 2 & 3)	2,659	-

TOTAL CURRENT ASSETS	351,591	25,000

OTHER ASSET
Investment in trust deed note receivable (Notes 2 & 3)	747,341	-

TOTAL ASSETS	$1,098,932	$25,000

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITES
Loan servicing fees payable	$89	$-

MEMBER'S EQUITY - PER ACCOMPANYING STATEMENT	1,098,843	25,000

TOTAL LIABILITES AND MEMBER'S EQUTY	$1,098,932	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENTS.

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF INCOME AND MEMBER'S EQUITY
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005

INCOME
Interest income	$675	$-

EXPENSE
Loan servicing fees	89	-

NET INCOME	586	-

MEMBER'S EQUITY
Member's equity - Beginning of period	25,000	25,000
Member capital contributions	1,073,257	-

MEMBER'S EQUITY - END OF PERIOD	$1,098,843	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENTS.

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$586	$-
Non-cash expenses, and revenues included in net income:
Increase in other current liability	89	-
Increase in other current asset	(675)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trust deeds notes receivable	(750,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Member capital contributions received	1,073,257	-

NET INCREASE IN CASH	323,257	-

CASH BALANCE - BEGINNING OF PERIOD	25,000	25,000

CASH BALANCE - END OF PERIOD	$348,257	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENTS.

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Point Center Mortgage Fund I, LLC (the “Company”) was formed on July 14, 2004 to raise funds from investors and to invest those funds in loans made by the Company or purchased from existing note holders secured in whole or in part by deeds of trust, and/or mortgages. The investors will become members of the Company. The Manager of the Company is Point Center Financial, Inc. The rights, duties and powers of the members of the Company are governed by the offering circular. The following description of the Company’s offering circular provides only selected information. Members should refer to the Company’s offering circular for a more complete description of the various provisions.

The Company was granted approval by the Securities and Exchange Commission to sell membership interests on February 3, 2006.

Investors may elect to receive monthly cash distributions from the Company in the amount of that Member’s share of cash available for distribution, or allow his or her distributions to be reinvested by purchasing additional Shares.

Concentration of Credit Risk - The Company maintains its cash and cash equivalents in commercial checking and money market accounts. Periodically throughout the year, cash is maintained at the bank in excess of insured (FDIC) amounts of $100,000. At June 30, 2006 the Company’s uninsured cash balances totaled $248,257.

Interest Income - Interest income on loans is accrued by the effective interest method. Generally, interest and payments are due monthly, on the first day of each month. Interest is generally prorated to the first day of the month following the closing of the loan escrow. Interest income due and not received as of the balance sheet date is accrued.

Investment in Trust Deed Notes Receivable - This account represents investments that are secured by trust deeds. Generally, loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold trust deeds until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at the principal balance due (see notes 2 & 3).

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Real estate held for sale - In the event a trust deed note receivable goes into default, the Manager will commence foreclosure proceedings on behalf of and for the benefit of the Company. If the collateral real estate is not acquired at a foreclosure sale by an outside purchaser, the real estate becomes the property of the Company. This real estate will be considered held for sale and is stated at the lower of the recorded investment in the loan or at the property’s estimated fair value. The Company had no real estate held for sale at June 30, 2006.

NOTE 2 - TRUST DEED NOTE RECEIVABLE

This consists of an investment in a first trust deed by the Company made on June 28, 2006. This trust deed is secured by real estate and includes interest at 10.95%, with a maturity date of July 1, 2011.

The following is a schedule of the annual contractual maturity of the trust deed note receivable as of June 30, 2006.

Period ended June 30, 2006

2007	$2,659
2008	3,718
2009	4,147
2010	4,624
2011	734,852

$750,000

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2006

NOTE 3 - ALLOWANCE FOR LOSSES ON TRUST DEED NOTES RECEIVABLE

For trust deed notes receivable, an allowance for loan loss is established based on management’s estimate of loss inherent and probable as of the balance sheet date. Management evaluates the adequacy of the allowance giving consideration to factors such as the value of the underlying collateral, current performance of the loans, extent and nature of delinquencies, credit characteristics of the portfolio, and the general economic environment.

Using historical experience and taking into consideration the factors above, management estimates an allowance for loan loss, which is believed to be adequate for known and inherent loss in the portfolio of trust deed notes receivable. Provision for loss is charged to the statement of operations. Losses incurred on trust deeds are charged to the allowance.

As of June 30, 2006, the trust deed note receivable is not in delinquent status.

Based on review of the above factors, management has determined that no specific allowance for losses on trust deed notes receivable is warranted at June 30, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Point Center Financial, Inc., a California corporation is the Manager of the Company. Organizational and offering costs have been and will continue to be paid by the Manager of the Company without a request for reimbursement. As of June 30, 2006 the Manager has paid $263,376 for organization costs, and $734,257 for offering costs.

The Manager receives the following types of compensation from the Company and pays the following costs for the Company:

Loan servicing fee - Represents servicing fees paid by the Company to service the note, to protect the Company’s interest in and enforce its rights under the secured note, deed of trust and any other loan document and if necessary, to manage, refinance or sell the property. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. As of June 30, 2006, $89 of this fee had been accrued.

The Manager will also receive 50% of any late charges, penalty interest and prepayment premiums. As of June 30, 2006 none of these fees had been accrued.

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

Conditional Annual Program Management Fee - An annual fee of 1% of the aggregate capital contributions will be paid monthly to the Manager out of available cash flow from the loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. The Manager has agreed to waive this fee for the period ended June 30, 2006.

A brokerage fee of up to 3% of proceeds received upon the resale of any property acquired through foreclosure will be paid to the Manager where it substantially contributes to the sale. As of June 30, 2006, none of these fees were accrued or paid.

The Manager will pay and will not be reimbursed by the Company for any general or administrative overhead expenses, such as labor, rent, supplies, etc. it incurs in connection with managing the operations of the Company.

The Company will bear the following costs:

California franchise tax and the California limited liability company gross receipts fee.

Legal, accounting, and tax preparation fees. The Manager has agreed to bear these costs for the period ended June 30, 2006.

Annual bond fee for the California Financial Lender License.

NOTE 5 - INCOME TAXES

The Company is a limited liability company for federal and state income tax purposes. Under the laws pertaining to income taxation of limited liability companies, no income tax is paid by the Company as an entity. Each individual member reports on their income tax returns their distributive share of the Company’s income, gains, losses, deductions and credits, whether or not any actual distribution is made to such member during a taxable year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a financial review and analysis of our financial condition and results of operations for the six-months ended June 30, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q and in our the most recent Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871.

Overview of Point Center Mortgage Fund I, LLC

We were formed on July 14, 2004 and, as of June 30, 2006, we have commenced our business operations. On February 3, 2006, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to $500,000,000 of units of membership interest initially priced at $1,000 per unit with a minimum subscription of 25 units ($25,000). We commenced operations after we have sold enough units to fund our first loan. After the initial loan was funded, our Manager, Point Center Financial, Inc., sets a daily unit price for sales of additional units by adjusting the net book value of our assets to reflect the income and expenses accruing with respect to the loans we have funded. The adjusted net book value, divided by the number of units outstanding shall determine the daily unit price. Our Manager owns computer software designed to perform this function.

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

Most of our loans will have terms of 1 to 7 years. We currently anticipate investing approximately 25% of our assets in construction loans and approximately 25% of our assets in unimproved land loans. In addition, we expect to invest approximately 20% of our assets in commercial property loans, 20% in acquisition and development loans and 10% in residential property loans.

We anticipate that approximately 90% of our loans will provide for payments of interest only with a “balloon payment” of principal payable in full at the end of the term. We also anticipate investing approximately 10% of our assets in bridge loans which provide interim financing (generally up to twelve months) to enable borrowers to qualify for permanent refinancing. The “balloon payment” loans and bridge loans in which we invest are riskier because they are non-investment grade loans made to borrowers whose ability to make repayment depends on their ability to refinance the loan or develop the property so they can refinance. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value and, in circumstances where borrowers are willing to pay a premium interest rate of 5% or more above market rate, our bridge loans may provide for interest to accrue and be payable together with the principal amount at maturity. However, there is no specific criteria that is used in evaluating the creditworthiness of balloon loan borrowers. Under circumstances where our Manager deems appropriate, we may acquire loans of the character described above, that are in default, are non-performing or are delinquent.

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

Twelve Month Plan of Operation

During the next 12 months, assuming the continued sale of units to non-affiliates in our offering, we plan to invest in real estate loans where our collateral is real property located throughout the United States. Upon the sale of these units, our Manager will select real estate loans for us, and also will assist us by obtaining, processing and managing these loans for us. The number of loans in which we invest will depend upon the gross proceeds raised in this Offering. If we only sell $3 million of units we will likely only be able to invest in a single loan. If we sell the maximum number of units, we anticipate investing in a combination of several hundred real estate loans. We believe that we will have an adequate number of opportunities to invest in real estate loans nationwide. To sufficiently diversify our loan portfolio, our Manager anticipates that we need to raise between $30 million and $100 million from investors.

We believe that our expectations with respect to raising $500,000,000 in proceeds from the offering are reasonable based upon our Manager’s history of raising private capital, originating loans and its recent investments in company infra-structure, including but not limited to staffing, technology, printing equipment, and marketing. We anticipate that our increased marketing through this public offering will result in substantial opportunities for prospective investors to purchase our units. Currently, our Manager’s capital for making loans through the 4 investment programs that it manages is limited to investors who are residents of the State of California under private intra-state securities offerings. None of our Manager’s investors have been solicited through third party underwriters or dealers. Because our Manager has experienced substantial success with its existing marketing program for the solicitation of investors, we believe that we can duplicate this success in California and in other states through our public offering.

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

Our future operating results will depend upon our ability to promptly identify and invest in mortgage loans which generate interest income. To the extent that we are unable to identify and make such investments or are delayed in making such investments, our operating results will suffer. In addition, defaults by borrowers or unexpected expenses would adversely effect our income and reduce the funds we have available to distribute to our members.

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

Results of Operations

Total Revenue. Revenues for the six months ended June 30, 2006 was $675 from interest income on real estate loans. While there has been a general increase in interest rates in the U.S., such increases have not yet affected our operating results and it is not clear when, if ever, higher interest rates might impact our revenues.

Total Expenses. For the six months ended June 30, 2006, total expenses were approximately $89.

Investments in Mortgage Loans. As of June 30, 2006, we had investments in mortgage loans secured by real estate totaling $750,000, consisting of one (1) loan that is secured by a first deed of trust as follows:

	Number		Weighted		Weighted
	of		Average	Portfolio	Loan to	Loan
Loan Type and Location	Loans	Balance	Interest Rate	Percentage	Value*	Maturity
Commercial , Virginia	1	$750,000	10.95%	100%	53.6%	2011

*
Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. We do not currently have any non-performing loans. No allowances for loan losses were deemed necessary as of June 30, 2006.

       Decisions regarding an allowance for loan losses require management’s judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that we experience losses greater than the amount of the allowance, we may incur a charge to earnings that will adversely affect our operating results and the amount of any cash available for distribution.

       Our Manager often grants extensions on loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. As of June 30, 2006, we did not have any investments in loans which have been extended.

Related Party Transactions

`From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager. We pay a loan servicing fee to our Manger service the loans we make, to protect our interest in and enforce its rights under the loans, deeds of trust and any other loan documents and if necessary, to manage, refinance or sell the real property that secures our loans. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. For the six months ended June 30, 2006, we recorded fees to our Manager of $89.

Our Manager will receive 50% of any late charges, penalty interest and prepayment premiums on our loans. As of June 30, 2006, none of these fees were accrued or paid.

We will also pay our Manager a conditional annual program management fee of 1% of the aggregate annual capital contributions we receive from the sale of units in our public offering. This fee will be paid monthly to the Manager out of available cash flow from our loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. Our Manager has agreed to waive this fee for the period ended June 30, 2006.

In addition, our Manager will receive a brokerage fee of up to 3% of proceeds received upon the resale of any property acquired through loan foreclosures where our Manager substantially contributes to the sale. As of June 30, 2006, none of these fees were accrued or paid.

Transactions with Other Programs. During the six months ended June 30, 2006, we had no transactions with any other investment program managed by our Manager.

Transactions with Other Related Parties. During the six months ended June 30, 2006 we did not engage in any transactions with other related parties.

Capital and Liquidity

Other than an approximately 3% working capital reserve, we will use most of our available funds to invest in real estate loans. Liquidity is the ability to meet potential cash requirements, including lending commitments and general operating expenses.

Net income generated from our loans is paid out to our members unless they have elected to reinvest their distributions in additional units. Our Manager will pay and will not be reimbursed for all of our general or administrative overhead expenses, such as labor, rent, supplies, etc., in connection with managing our operations. Therefore, we do not anticipate hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months..

Because we will distribute most or all of our net income, our sources of liquidity include: proceeds from the continuing sale of units in our public offering, repayments of outstanding loans, distribution reinvestments by our members, portfolio leveraging, and arrangements with third parties to participate in our loans.

We rely primarily upon repayment of outstanding loans and raising new capital to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Additionally, if there is a downturn in the economies in which we invest in real estate, the level of rents we can charge to lease our properties can diminish our capital resources and would diminish our ability to invest in new properties or service any related debt.

Off-Balance Sheet Transactions

We do not currently have any interest in any special purpose entities, which are not reflected on our balance sheet nor do we have any commitments or obligations, which are not reflected on our balance sheet. We do not have any interest in derivative contracts.

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POINT CENTER MORTGAGE FUND I, LLC

	By:	Point Center Financial, Inc.,
Its sole manager

Date: August 25, 2006		By:	/s/ M. Gwen Melanson
M. Gwen Melanson
Chief Financial Officer