Form 10-Q
period 2006-09-30
Point Center Mortgage Fund I, LLC
filed 2006-11-14
CIK 1299020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2006
 OR
 ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-51794

POINT CENTER MORTGAGE FUND I, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1704525
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30900 Rancho Viejo Road, Suite 100
San Juan Capistrano, California 92675
(Address of Principal Executive Offices) (Zip Code)

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

The number of Units of Membership Interest outstanding as of September 30, 2006 was 1,098.93.

POINT CENTER MORTGAGE FUND I, LLC

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Registration Statement on Form S-11, Registration No. 333-118871 and the most recent Prospectus relating thereto which was filed on October 16, 2006 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended. You should also read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited balance sheets and the related notes that appear elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT CENTER MORTGAGE FUND I, LLC
BALANCE SHEET

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in bank	$42,160	$25,000
Accrued interest receivable	51,086	-
Investment in trust deed notes receivable (Notes 2 & 3)	3,486,190	-

TOTAL CURRENT ASSETS	3,579,436	25,000

OTHER ASSET
Investment in trust deed notes receivable (Notes 2 & 3)	3,447,923	-

TOTAL ASSETS	$7,027,359	$25,000

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITES
Loan servicing fees payable	$6,883	$-
Management fees payable	5,836	-

TOTAL CURRENT LIABILITIES	12,719	-

MEMBER'S EQUITY - PER ACCOMPANYING STATEMENT	7,014,640	25,000

TOTAL LIABILITES AND MEMBER'S EQUITY	$7,027,359	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF INCOME AND MEMBER'S EQUITY
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005

INCOME
Interest income	$99,943	$-

EXPENSE
Loan servicing fees	15,440	-
Management fees	12,666	-
Compliance costs	375	-

TOTAL EXPENSES	28,481	-

NET INCOME	71,462	-

MEMBER'S EQUITY
Member's equity - Beginning of period	25,000	25,000
Member capital contributions	6,941,409	-
Member distributions	(59,516)	-
Member reinvestments	36,285	-

MEMBER'S EQUITY - END OF PERIOD	$7,014,640	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,462	$-
Non-cash expenses, and revenues included in net income:
Increase in other current liability	12,719	-
Increase in other current asset	(51,085)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,096	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trust deeds notes receivable	(6,935,131)	-
Principal collected on trust deeds notes receivable	1,017	-

NET CASH USED IN INVESTING ACTIVITIES	(6,934,114)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Member contributions	6,941,409	-
Member distributions	(23,231)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,918,178	-

NET INCREASE IN CASH	17,160	-

CASH BALANCE - BEGINNING OF PERIOD	25,000	25,000

CASH BALANCE - END OF PERIOD	$42,160	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2006

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
SEPTEMBER 30, 2006

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

Real estate held for sale - In the event a trust deed note receivable goes into default, the Manager will commence foreclosure proceedings on behalf of and for the benefit of the Company. If the collateral real estate is not acquired at a foreclosure sale by an outside purchaser, the real estate becomes the property of the Company. This real estate will be considered held for sale and is stated at the lower of the recorded investment in the loan or at the property’s estimated fair value. The Company had no real estate held for sale at September 30, 2006.

NOTE 2 - TRUST DEED NOTES RECEIVABLE

These consist of actual investments in promissory notes secured by deeds of trust on real property. These trust deeds carry various interest rates ranging from 9.95% to 13.0%, with maturity dates ranging from one to five years.

The following is a schedule of the annual contractual maturity of the trust deed notes receivable as of September 30, 2006.

Period ended September 30,

2007	$3,486,190
2008	1,258,324
2009	13,755
2010	15,301
2011	2,160,543

$6,934,113

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2006

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

As of September 30, 2006, there are no trust deed notes receivables in delinquent status.

Based on review of the above factors, management has determined that no specific allowance for losses on trust deed notes receivable is warranted at September 30, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Point Center Financial, Inc., a California corporation is the Manager of the Company, and has a .31% ownership interest at September 30, 2006. Organizational and offering costs have been and will continue to be paid by the Manager of the Company without a request for reimbursement. As of September 30, 2006 the Manager has paid $263,376 for organization costs, and $734,257 for offering costs.

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Manager receives the following types of compensation from the Company and pays the following costs for the Company:

Loan servicing fee - Represents servicing fees paid by the Company to service the note, to protect the Company’s interest in and enforce its rights under the secured note, deed of trust and any other loan document and if necessary, to manage, refinance or sell the property. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. The Manager will receive 50% of any late charges, penalty interest, and prepayment premiums. As of September 30, 2006, $15,440 of this fee has been incurred.

Conditional Annual Program Management Fee - An annual fee of 1% of the aggregate capital contributions will be paid monthly to the Manager out of available cash flow from the loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. The Manager has agreed to waive this fee for the period ended June 30, 2006, however starting the month of July 2006 through the quarter ended September 30, 2006 $12,666 has been incurred.

A brokerage fee of up to 3% of proceeds received upon the resale of any property acquired through foreclosure will be paid to the Manager where it substantially contributes to the sale. As of September 30, 2006, none of these fees were accrued or paid.

The Manager will pay and will not be reimbursed by the Company for any general or administrative overhead expenses, such as labor, rent, supplies, etc. it incurs in connection with managing the operations of the Company.

The Company will bear the following costs:

California franchise tax and the California limited liability company gross receipts fee.

Legal, accounting, and tax preparation fees. The Manager has agreed to bear these costs for the period ended September 30, 2006.

Annual bond fee for the California Financial Lender License.

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2006

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a financial review and analysis of our financial condition and results of operations for the nine-months ended September 30, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q and in our the most recent Prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871.

Overview of Point Center Mortgage Fund I, LLC

We were formed on July 14, 2004 and we commenced our business operations during June 2006. On February 3, 2006, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to $500,000,000 of units of membership interest initially priced at $1,000 per unit with a minimum subscription of 25 units ($25,000). After our initial loan was funded, our Manager, Point Center Financial, Inc., sets a daily unit price for sales of additional units by adjusting the net book value of our assets to reflect the income and expenses accruing with respect to the loans we have funded. The adjusted net book value, divided by the number of units outstanding shall determine the daily unit price. Our Manager owns computer software designed to perform this function. On September 30, 2006, the daily unit price was $1,003.37.

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

Most of our assets will be fixed and adjustable rate secured real estate loans. We will not engage in hedging transactions or acquire derivative instruments in an effort to mitigate risks of interest rate changes. While we believe such hedging transactions are not necessary in light of the short-term nature of our investments, failure to engage in hedging transactions may expose us to losses if there are significant changes in prevailing interest rates.

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

The lower interest rates would diminish the interest rates we can charge on our loans. In addition, our operating results would be adversely affected by loans that go into default and become non-performing assets. A weakening economy or a wrong credit decision by our Manager may result in non-performing assets. If the economy weakens and our borrowers who develop and sell real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans in order to enhance their collectibility.

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

Results of Operations

Total Revenue. Revenues for the nine months ended September 30, 2006 was $99,943.04 from interest income on our real estate loans. While there has been a general increase in interest rates in the U.S., such increases have not yet affected our operating results and it is not clear when, if ever, higher interest rates might impact our revenues.

Total Expenses. For the nine months ended September 30, 2006, total expenses were approximately $28,480.93.

Distributions to Members.  As of September 30, 2006, we have made distributions of $59,516.09, including $36,284.77 of reinvested distributions, which would otherwise have been paid to our reinvesting members. Through September 30, 2006, members have realized an internal rate of return on their investments of approximately 6.748%. However, as of September 30, 2006 the blended gross portfolio yield on our loans is 11.54%, with a currently estimated net yield to our members of 9.04%.

Investments in Mortgage Loans. As of September 30, 2006, we had investments in thirteen (13) mortgage loans secured by real estate totaling $6,934,113.47 with a weighted average contractual interest rate of 11.54%. These mortgage loans have contractual maturities ranging from 10/1/2006 through 9/1/2011.

Investments in mortgage loans as of September 30, 2006 are as follows:

Loan Type	Number of Loans	Balance	Weighted Average Interest Rate	Portfolio Percentage	Weighted Loan-to-Value **
Acquisition and Development	0	$0	0%	0%	0%
Bridge	0	0	0%	0%	0%
Residential	1	339,858	12.0%	4.90%	56.51%
Commercial	4	2,719,665	10.87%	39.22%	47.96%
Construction	3	1,455,811	11.50%	21.00%	54.86%
Land	5	2,418,779	12.25%	34.88%	50.03%

Totals:	11	$6,934,113	11.54%	100.00%	50.39%

*
Loan-to-Value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

The following is a schedule of investments in mortgage loans by lien position. Up to 20% of our loans are currently expected to be secured by second deeds of trust based upon the total offering of $500 million. From time to time, until the offering is complete, the percentage of second mortgages we invest in may exceed 20%.

Loan Type	September 30, 2006	Portfolio Percentage
First mortgages	$6,934,113	100.00%
Second mortgages	0	0.00%
Portfolio Total:	$6,934,113	100.00%

The following is a schedule of contractual maturities of investments in mortgage loans as of September 30, 2006:

	$
2007		$3,486,190
2008		$1,258,324
2009		$13,755
2010		$15,301
2011		$2,160,543
Total:		$6,934,113

The following is a schedule by geographic location of investments in mortgage loans as of September 30, 2006:

State	September 30, 2006 Balance	Portfolio Percentage
Arizona	$339,858	4.90%
California	1,894,848	27.33%
Georgia	627,484	9.05%
New York	1,113,829	16.06%
Tennessee	501,929	7.24%
Texas	954,450	13.76%
Utah	752,258	10.85%
Virginia	749,457	10.81%
Total:	$6,934,113	100.00%

 We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 9.95% to 13.0%. Revenue by product will fluctuate based upon relative balances during the period.

Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. We do not currently have any non-performing loans. No allowances for loan losses were deemed necessary as of September 30, 2006.

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

Our Manager often grants extensions on loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. As of September 30, 2006, we did not have any investments in loans which have been extended.

Related Party Transactions

From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager. We pay a loan servicing fee to our Manager who services the loans we make, to protect our interest in and enforce its rights under the loans, deeds of trust and any other loan documents and if necessary, to manage, refinance or sell the real property that secures our loans. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. For the nine months ended September 30, 2006, we recorded fees to our Manager of $15,440.

Our Manager will receive 50% of any late charges, penalty interest and prepayment premiums on our loans. As of September 30, 2006, none of these fees were accrued or paid.

We will also pay our Manager a conditional annual program management fee of 1% of the aggregate annual capital contributions we receive from the sale of units in our public offering. This fee will be paid monthly to the Manager out of available cash flow from our loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. Until July 1, 2006, our Manager agreed to waive this fee. Management fees of $6,830 were paid to our Manager as of September 30, 2006 and management fees of $5,836 had been accrued as of that date.

In addition, our Manager will receive a brokerage fee of up to 3% of proceeds received upon the resale of any property acquired through loan foreclosures where our Manager substantially contributes to the sale. As of September 30, 2006, none of these fees were accrued or paid.

Transactions with Other Program and Other Related Parties. As of September 30, 2006, ten (10) of the thirteen (13) loans in our portfolio represent purchases of undivided interests in loans where our Manager also invested directly; invested funds from other programs controlled or managed by our Manager; and/or invested funds from other private parties under a permitted fractional note offering for California residents or entities where their primary place of business is California. The remaining three (3) loans were invested in solely by us.

Capital and Liquidity

Other than an approximately 3% working capital reserve, we will use most of our available funds to invest in real estate loans. Liquidity is the ability to meet potential cash requirements, including lending commitments and general operating expenses.

Net income generated from our loans is paid out to our members unless they have elected to reinvest their distributions in additional units. Our Manager will pay and will not be reimbursed for all of our general or administrative overhead expenses, such as labor, rent, supplies, etc., in connection with managing our operations. Therefore, we do not anticipate hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months.

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

After we commence operations, most of our assets will consist of mortgage loans. All of the mortgage loans are expected to be held for investment purposes until their maturity date. None of the mortgage loans will have prepayment penalties. We anticipate that up to 3% of our assets will be held as cash reserves.

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors that May Affect Results of Operations and Financial Condition

There has not been any material change in the risk factors disclosures contained in our most recent Prospectus filed with the SEC on October 16, 2006 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Item 6. Exhibits

Exhibit No.	Description

31.1	Section 302 Certificate of Dan J. Harkey, the Chief Executive Officer of Point Center Financial, Inc., which is the Manager of Point Center Mortgage Fund I, LLC.
31.2	Section 302 Certificate of M. Gwen Melanson, the Chief Financial Officer of Point Center Financial, Inc., which is the Manager of Point Center Mortgage Fund I, LLC.
3 32	Section 906 Certificate of the Chief Executive Officer and the Chief Financial Officer of Point Center Financial, Inc., which is the Manager of Point Center Mortgage Fund I, LLC.*

*
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT CENTER MORTGAGE FUND I, LLC

	By:	Point Center Financial, Inc., Its sole manager

Date: November 14, 2006		By: /s/ M. Gwen Melanson
M. Gwen Melanson
Chief Financial Officer