Form 10-K
period 2006-12-31
Point Center Mortgage Fund I, LLC
filed 2007-03-30
CIK 1299020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-51794

POINT CENTER MORTGAGE FUND III, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	16-1704525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30900 Rancho Viejo Road, Suite 100
San Juan Capistrano, California 92675
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 661-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Membership Interest	None

Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filler ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of March 28, 2007 the Company had 18,346.71 units of membership interest outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, prospectuses, prospectus supplements, press releases, oral statements made by our officials, and other reports that we file with the Securities and Exchange Commission, may also contain such forward-looking statements. Undue reliance should not be placed on these statements, which involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “would”, “expect”, “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•
the factors described in this report, including those set forth under the sections captioned “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	our future operating results;

•	our business prospects;

•	general volatility of the real estate markets in which we invest;

•	changes in our business strategy or underwriting criteria;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	increased rates of loan defaults;

•	increased prepayments of our loans;

•	changes in governmental regulations, tax rates and similar matters;

•	availability of lending opportunities;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. Undue reliance should not be placed on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

(i)

Although we believe that our strategies, plans, objectives, goals, expectations and intentions reflected in, or suggested by these forward-looking statements are reasonable given current information available to us, we can give no assurance that any of them will be achieved.

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report should be read in conjunction with the financial statements and the related notes that appear elsewhere in this report.

We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report or any other report filed by us. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

(ii)

PART I

ITEM 1.  BUSINESS

General

We were formed on July 14, 2004, and we commenced our business operations during June 2006, when our first real estate loan was funded.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. On February 3, 2006, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to $500,000,000 of units of membership interest, initially priced at $1,000 per unit with a minimum subscription of 25 units ($25,000). Our public offering of units will continue until February 3, 2008, unless we terminate it earlier. After our initial loan was funded, our Manager, Point Center Financial, Inc., sets a daily unit price for sales of additional units by adjusting the net book value of our assets to reflect the income and expenses accruing with respect to the loans we have funded. The adjusted net book value, divided by the number of units outstanding, determines the daily unit price. Our Manager owns computer software designed to perform this function. On March 28, 2007, the daily unit sales price was $1,009.75.

Our business is managed by Point Center Financial, Inc., a private California corporation, which is a mortgage broker licensed in the State of California and the State of Arizona, and which also performs mortgage banking services. Our Manager manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business. We do not have any employees and we do not have an independent board of directors. Our Manager’s duties include dealings with members, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management and operational duties.

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

Most of our loans have terms of 1 to 7 years. We anticipate investing approximately 25% of our assets in construction loans and approximately 25% of our assets in unimproved land loans. In addition, we expect to invest approximately 20% of our assets in commercial property loans, 20% in acquisition and development loans and 10% in residential property loans.

We anticipate that approximately 90% of our loans will provide for payments of interest only with a “balloon payment” of principal payable in full at the end of the term. We also anticipate investing approximately 10% of our assets in bridge loans, which provide interim financing (generally up to 12 months) to enable borrowers to qualify for permanent refinancing. The “balloon payment” loans and bridge loans in which we invest are riskier because they are non-investment grade loans made to borrowers whose ability to make repayment depends on their ability to refinance the loan or develop the property so they can refinance. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value and, in circumstances where borrowers are willing to pay a premium interest rate of 5% or more above market rate, our bridge loans may provide for interest to accrue and be payable together with the principal amount at maturity. However, there is no specific criteria that is used in evaluating the creditworthiness of balloon loan borrowers. Under circumstances where our Manager deems appropriate, we may acquire loans of the character described above, that are in default, are non-performing or are delinquent.

California, as well as many other real estate markets around the country, has continued to enjoy a steady rise in property values, and with the current interest rates being low, investments in real estate by both property owners and as mortgage lenders are very attractive. As interest rates rise our industry will be in competition with institutional lenders, because the margin between institutional cost of funds and our cost of funds will lessen. We act as an interim lender with maturities of from 1 to 7 years and the majority of our loans will have fixed rates of interest. Therefore, even in the event of a rise in institutional interest rates, we anticipate that our borrowers will still be able refinance or sell their property in a timely manner to facilitate the repayment of our loans. We also expect that the residential market will be most affected by a rise in interest rates and, since we are primarily commercial lenders, we will be less affected. In the early 1990’s when California experienced a dramatic drop in real estate values, we saw that most of the problems in our industry were with the junior loans. Since we primarily make first position loans with substantial equity requirements, in the event of a drop in real estate values, we believe that our loan-to-value ratios will be sufficient to minimize the number of problem loans we might experience.

Investment Objectives and Policies

General

We anticipate investing approximately 80% of our assets in secured first mortgages and 20% in second mortgage loans. Our second mortgage investments are riskier because our rights will be subject to the rights of the first mortgage lender. Our Manager estimates that the size of our real estate loans will range from $500,000 to $25 million and that the average size of our loans will be $3 million to $10 million. Most of our loans will have terms of 1 to 7 years. We anticipate investing approximately 25% of our assets in construction loans and approximately 25% of our assets in unimproved land loans. In addition, we expect to invest approximately 20% of our assets in commercial property loans, 20% in acquisition and development loans and 10% in residential property loans.

We anticipate that approximately 90% of our loans will provide for payments of interest only with a “balloon payment” of principal payable in full at the end of the term. We also anticipate investing approximately 10% of our assets in bridge loans, which provide interim financing (generally up to twelve months) to enable borrowers to qualify for permanent refinancing. The “balloon payment” loans and bridge loans in which we invest are riskier because they are non-investment grade loans made to borrowers whose ability to make repayment depends on their ability to refinance the loan or develop the property so they can refinance. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value and, in circumstances where borrowers are willing to pay a premium interest rate of 5% or more above market rate, our bridge loans may provide for interest to accrue and be payable together with the principal amount at maturity. However, there is no specific criteria that is used in evaluating the creditworthiness of balloon loan borrowers. Under circumstances where our Manager deems appropriate, we may acquire loans of the character described above, that are in default, are non-performing or are delinquent. All of these loans are described in greater detail in the pages under the heading “Types of Loans We Intend to Invest In.”

We intend to invest in real estate loans throughout the areas in which our Manager has experience, specifically California, Nevada, Arizona, Utah, Colorado and Texas. Depending on the market and on our performance, we plan to expand our investments throughout the United States. The loans we make and the real estate we will invest in will be selected for us by our Manager from among loans originated by our Manager or non-affiliated mortgage brokers and real properties identified by or through our Manager. When our Manager or someone else originates a loan for us, that person obtains the borrower, processes the loan application, at which time we will then fund the loan. We believe our loans will be attractive to borrowers because of the expediency of our Manager's loan approval process, which takes about 10 to 20 days. Our Manager will obtain and negotiate each loan, after which we will fund the loan. We may also purchase existing loans from third parties or from our Manager, provided that our Manager sells us the loan at cost.

As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loan types and borrowers, we expect that our borrowers will be willing to pay us an interest rate that is three (3) to six (6) points above the rates charged by conventional lenders. We intend to invest in a significant amount in loans in which the real property being developed is not generating any income to the borrower.

Set forth below are our lending policies, through which we will invest the proceeds from the sale of units. These policies may be changed by our Manager, and unit holders will be advised of any material changes. There are no limitations on the size of the loans we will make or on fixed versus floating interest rate loans.

Acquisition and Investment Policies

We will seek to invest substantially all of the proceeds from our public offering of units and distribution reinvestments in real estate loans, after paying applicable fees and expenses, if any. We anticipate that we will invest about 97% of the offering proceeds, and the proceeds from distribution reinvestments, in real estate loans. Approximately 3% of these proceeds will be held as a working capital cash reserve.

We anticipate that the majority of our collateral on our loans will be the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, we believe that most of the loans in which we invest will have been made to real estate developers with a lesser proportion of loans involving land loans and bridge financing.

We will not give any rebates or enter into any reciprocal agreement with our Manager or any of its affiliates that enables our Manager or its affiliates to receive a rebate. We do not anticipate that our real estate loan investments will be insured or guaranteed by any government agency.

Our Manager will continuously evaluate prospective investments, select the real estate loans in which we invest and make all investment decisions on our behalf in its sole discretion, unless the provisions of our Operating Agreement provides otherwise. Unit holders are not entitled to act on any proposed investment. In evaluating prospective real estate loan investments, our Manager considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured;

•	the potential for capital appreciation or depreciation of the property securing the investment;

•	expected levels of rental and occupancy rates (if applicable);

•	potential for rental increases (if applicable);

•	current and projected revenues from the property;

•	the status and condition of the record title of the property securing the investment;

•	geographic location of the property securing the investment; and

•	the financial condition of the borrowers, their principals, and any additional guarantors of the loans.

Our Manager may obtain our loans from affiliated and non-affiliated mortgage brokers and previous borrowers, and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third-party lenders and acquired by our Manager to facilitate our purchase of the loans. Our Manager will sell the loans to us for no greater than our Manager's cost, not including its service fees and compensation. There are no specific requirements or guidelines governing our Manager's discretion in determining which real estate loans it will place with us and which it will place with other funding sources.

Purchase of Loans from our Manager and its Affiliates

In addition to funding those loans our Manager selects for us, we may purchase loans that were originated by our Manager or other parties and first held for their own portfolio, as long as the loan is not in default and otherwise satisfies our investment objectives and lending policies described in this report. This requirement also applies to any loan originated by an affiliate of our Manager, such as Mr. Harkey or another principal of our Manager.

Types of Loans We Intend to Invest In

We primarily invest in real estate loans that will be secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans.

Raw and Unimproved Land Loans.    Loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the 90-day quick sale value of the property and the borrower's actual capital investment in the property. The "90-day quick sale value" is the highest price for which the land could actually be sold within the next 90 days, as determined by local real estate brokers. We believe that this 90-day period approximates the time required for a foreclosure. The value is generally the same as the cost of the land to the borrower. Typically, we will invest in loans with a face value that is less than 60% of the "90-day quick sale value," and we usually require that the borrower have invested in the property actual capital expenditures of at least 20% of the property's value.

Acquisition and Development Loans.    Loans invested in by us may be acquisition and development loans. These loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, we will invest in loans with a face value of approximately 70% of the anticipated post-development appraised value of the property.

Construction Loans.    Loans invested in by us may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally arrange loans for up to 70% of the anticipated post-development appraised value.

Staged Funding of Construction Loans.    Construction loan borrowers may request that the loan be funded in part at the various stages of the construction process. If the loan is a construction loan to be funded in installments, we will require the borrower, among other things, to acknowledge and agree to close the entire loan transaction, even though a lesser amount is being funded at the initial stage. We will attempt to raise the unfunded portion of the construction loan through the continued sale of units in our public offering, borrowings by us and/or the reinvestment of proceeds from the repayment of other loans, in order to meet the draw down schedule that is set forth in the construction loan. However, we will not guarantee to the borrower that we will be successful in raising the unfunded portion.

If we are unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including but not limited to: (a) a loss of the value of the property securing the loan if it is incomplete and the borrower is unable to raise funds to complete it from other sources; (b) a borrower claim against us for failure to perform under the loan documents; (c) increased costs to the borrower, which it may not have the ability to meet; (d) a bankruptcy filing by the borrower; and (e) abandonment by the borrower of the collateral for the loan.

Commercial Property Loans.    Loans invested in by us may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the value of the property and will generally invest in loans for up to 70% of such appraised value.

Residential Loans.    Loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units, provided the borrower uses one of the units on the property as such borrower's principal residence. Generally, we will invest in loans for up to 75% of value of the property.

Bridge Loans.    Loans invested in by us may be bridge loans. Such loans provide interim financing (generally up to 12 months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value.

Collateral

The types of collateral that will secure the loans brokered by us include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust. Loans invested in by us may be secured by a first deed of trust. Thus the applicable lender will have rights as a first mortgage lender of the collateralized property.

Second Deed of Trust. Loans invested in by us may be in second mortgage loans and in wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.

Leasehold Interest. Loans invested in by us may be in loans where the collateral is an interest in a lease.

Prepayment Penalties and Exit Fees

Based on our Manager's historical experience, we anticipate that approximately 50% of the loans we invest in will not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields.

Balloon Payment

We anticipate that approximately 90% of the loans we invest in or purchase will require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Mortgages on Sales of Properties

We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. When a loan is repaid, we will have full discretion to either invest the net proceeds in new mortgage loans, hold the net proceeds as cash, or distribute them to unit holders. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

Adjustable Rate Loans

Adjustable rate loans originated by our Manager may use as indices the one and ten year Treasury Constant Maturity Index, the Prime Rate Index, LIBOR, and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Our Manager may negotiate spreads over these indices of 3% to 8%, depending upon market conditions when the loan is made.

It is possible that the interest rate index used in an adjustable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. Our Manager attempts to minimize this interest rate differential by tying adjustable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most adjustable rate loans will contain provisions under which the interest rate cannot fall below the initial rate.

Interest Rate Caps

All our adjustable rate loans will have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 5-8% above the starting rate with a floor rate equal to the starting rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

Adjustable rate loans of five to fifteen year maturities are not assumable without the prior consent of our Manager. We do not expect to invest in or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing mortgage loan will be subject to the same underwriting criteria as the original borrower.

Escrow Conditions

Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•
Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•
All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan document for a particular transaction will name us as payee and beneficiary. Real estate loans will not be written in the name of our Manager or any other nominee.

Borrowing

Under circumstances deemed appropriate by our Manager, we may incur indebtedness. Once we begin acquiring our loan portfolio, we could borrow money:

•	to finance our investments in real estate loans;

•	to prevent a default under real estate loans that are senior to our real estate loans;

•	to discharge senior mortgage loans if this becomes necessary to protect our investment in real estate loans; or

•	to operate or develop a property that we acquired under a defaulted loan.

At no time will our indebtedness exceed 60% of the fair market value of our real estate loans. This indebtedness may be with recourse to our assets. In addition, we may enter into structured arrangements with lenders in order to provide them with a senior position in real estate loans that we might jointly fund. For example, we might establish a wholly-owned special purpose limited liability company which would borrow funds from an institutional lender under an arrangement where the resulting real estate loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose limited liability company. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded real estate loans. We have no present commitment with respect to any potential borrowing. If we borrow additional funds for the purpose of making loans, we will use the proceeds from that borrowing to directly fund those loans. It is not our intention to match the maturities or the interest rates of any borrowings with the maturity or interest rate of the loans that they fund. In addition, we will not engage in securitizations and investments in subordinated mortgage backed securities.

No Trust or Investment Company Activities

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We intend to conduct our business so that we are not an "investment company" within the meaning of the Investment Company Act of 1940. Finally, we intend to conduct our business so that we are not to be deemed a "dealer" in mortgage loans for federal income tax purposes and are not deemed to be a "taxable mortgage pool" for federal income tax purposes.

Various Other Policies and Procedures

Without approval of a majority of the holders of outstanding units, we will not:

•	issue securities that are senior to the units or issue any units or other securities for other than cash;

•	invest our assets in the securities of other issuers for the purpose of exercising control, except when exercising our rights as a secured lender;

•	underwrite securities of other issuers;

•	discontinue providing our unit holders with the reports described in this report;

•	offer units in exchange for property; or

•	invest in any offering by our Manager of any of its affiliates.

Competition and General Economic Conditions

There are hundreds of commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders competing to make the type of loans in which we invest. There is no dominant competitor in this sector. For the past few years, the institutional lenders have not been as active in the commercial mortgage market as in prior years. Recently, however, many major institutional lenders have re-entered the commercial mortgage market due to a stronger economy, stabilized or increased property values and leasing rates, and the decrease in demand for residential loans. As a result, we anticipate competition for investments in mortgages secured by commercial properties, which creates pressure on lenders to lower interest rates. Consequently, we may not be able to obtain as high interest rates on mortgage investments as we would otherwise obtain, which would affect our revenues and the distributions our unit holders receive.

Regulation

Our operations are conducted by our Manager. Our Manager's operations as a mortgage company are subject to extensive regulation by federal, state and local laws and governmental authorities. Our Manager conducts its real estate mortgage business under a license issued by the California Department of Real Estate and provides mortgage banking services. Under applicable California law, the division has broad discretionary authority over our Manager's activities, including the authority to conduct periodic regulatory audits of all aspects of our Manager's operations.

We and our Manager are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as ERISA.

Should we or our Manager not adhere to these regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business.

Loans

General

Our loans will all be secured by deeds of trust and/or mortgages on real property, including but not limited to, mortgage and construction loans on single family homes, multiple unit residential property (such as apartment buildings), commercial property (such as stores, shops, warehouses, churches and offices), and unimproved land (including land with entitlements and without entitlements). In addition to deeds of trust and/or mortgages, other forms of collateral may also be used to secure loans, including but not limited to: cross-collateralized property (i.e. deeds of trust and/or mortgages securing multiple properties), personal guarantees, irrevocable letters of credit, assignments of certificates of deposit, assignments of stock or partnership interests, and UCC-1 Financing Statements encumbering personal property.

The use of loan proceeds by the borrower will not generally be restricted, though those loans for construction purposes will be limited to building, remodeling, and/or development to enhance the property securing the loan. If a loan is for construction, rehabilitation, or development of the subject property, the loan will be directly secured by a deed of trust encumbering the property being improved, rehabilitated, or developed.

Portfolio of Real Estate Loans

We anticipate investing approximately 80% of our assets in secured first mortgages and 20% in second mortgage loans. Our second mortgage investments are riskier because our rights will be subject to the rights of the first mortgage lender.

Our Manager estimates that the size of our real estate loans will range from $500,000 to $25 million and that the average size of our loans will be $3 million to $10 million. Most of our loans will have terms of one (1) to seven (7) years. We anticipate investing approximately 25% of our assets in construction loans and approximately 25% of our assets in unimproved land loans. In addition, we expect to invest approximately 20% of our assets in commercial property loans, 20% in acquisition and development loans and 10% in residential property loans.

We anticipate that approximately 90% of our loans will provide for payments of interest only with a “balloon payment" of principal payable in full at the end of the term. We also anticipate investing approximately 10% of our assets in bridge loans which provide interim financing (generally up to 12 months) to enable borrowers to qualify for permanent refinancing. The “balloon payment” loans and bridge loans in which we invest are riskier because they are non-investment grade loans made to borrowers whose ability to make repayment depends on their ability to refinance the loan or develop the property so they can refinance. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value and, in circumstances where borrowers are willing to pay a premium interest rate of 5% or more above market rate, our bridge loans may provide for interest to accrue and be payable together with the principal amount at maturity. However, there is no specific criteria that is used in evaluating the creditworthiness of balloon loan borrowers. Under circumstances where our Manager deems appropriate, we may acquire loans of the character described above, that are in default, are non-performing or are delinquent.

In addition to those policies contained in this report and the Operating Agreement, our Manager may establish written policies on loans and borrowings. Our principal investment objectives are to:

•	Produce revenues from the interest income on our real estate loans;

•	Provide monthly cash distributions to our unit holders from the net income earned on our real estate loans;

•	Preserve and return capital contributions to our unit holders; and

•	Reinvest to the extent permissible payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.

There can be no assurance that we will achieve these objectives or that our capital will not decrease. Our Manager may change the overall investment strategy, subject to the fiduciary obligations that it owes to all members. However, our Manager may not change the investment objectives above, except upon majority approval. Our Manager has no authority to do anything that would impair our ability to carry on our ordinary business in funding real estate loans. Investors in units will not be given copies of the documents associated with our loans for their review prior to or after making their investment in units.

Priority of Mortgages

We anticipate investing approximately 80% of our assets in secured first mortgages. Other mortgages that we invest in on the security property will not be junior to more than one other mortgage. The only subordinated mortgages we currently intend to invest in at this time are second mortgages, although in the future we may invest in wraparound, or all-inclusive, mortgages.

Loan-to-Value Ratio

We do not anticipate that the amount of our loan combined with the outstanding debt secured by a senior mortgage on a security property will exceed the following percentage of the appraised value of the security property:

Type of Secured Property	Loan-to-Value Ratio
Residential (homes, condominiums and apartment buildings)	75%
Improved Residential Lots	65%
Unimproved Land	55%
Commercial/Industrial/Churches	70%
Property Under Development/Construction Loan	70% (of anticipated post-development value)
Leasehold Interest	60% (of value of leasehold interest)

  Our Manager, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, our Manager, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest. Nevertheless, in no event will the loan-to-value ratio on any loan exceed 80% of the independently appraised completed value of the property. The target loan-to-value ratio for our loan portfolio as a whole is approximately 65%.

We will receive an independent appraisal for each property that is to be security for our loans. Copies of these appraisals will be available for review by our unit holders at the offices of our Manager for a period of six (6) years. We will retain appraisers who will be licensed or qualified as independent appraisers and be certified by or hold designations from one or more of the following organizations: The Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers, or from among appraisers with other qualifications acceptable to our Manager. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of our Manager will review each appraisal report and will conduct an exterior physical inspection for each property. An exterior physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood, but does not include entering any structures on the property.

Construction Mortgage Loans

We anticipate that we will invest in construction loans other than home improvement loans on residential property, subject to the following guidelines:

•	We do not anticipate that the loan-to-value ratio on construction loans in which we invest will exceed 70% of the independently appraised, completed value of the security property.

Terms of Mortgage Loans

Most of our loans will be for 1 to 7 years. We anticipate that approximately 90% of our loans will provide for payments of interest only with a “balloon payment” of principal payable in full at the end of the term.

Escrow Conditions

  Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•
Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•
All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan document for a particular transaction will name us as payee and beneficiary. Real estate loans will not be written in the name of our Manager or any other nominee.

Assignment of Mortgage Investments from Affiliates

Our affiliates, including our Manager, may assign real estate loans to us for a price not in excess of the par value of the loan or its fair market value, whichever is lower, plus allowable fees and expenses, but without the allowance of any other compensation for the loans. Except for the compensation paid to our Manager described elsewhere in this report, any affiliate from which we receive real estate loans will remit to us all income earned on the real estate loan subsequent to its assignment.

Purchase of Promissory Notes/Note Hypothecation

We may also acquire real estate loans secured by assignments of secured promissory notes. These real estate loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the loan must not exceed 75% of the appraised value of the property, and the loan will not exceed 80% of the principal amount of the assigned note. For real estate loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal, which was conducted within the then-preceding 12 months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

Participation With Other Lenders Including Affiliates

We may also participate in loans with other lenders, including affiliates, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. We would be more likely to participate in loans if, for example:

•	we did not have sufficient funds to invest in an entire loan;

•	we received offering proceeds that were insufficient to adequately diversify our portfolio; or

•
Our Manager originated a loan that fit within our investment guidelines, but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then-existing portfolio.

We will participate in loans with non-affiliates if we acquire a controlling interest, alone or with any of our affiliates meeting the requirements below, in such participation. A controlling interest would enable us to direct or cause the direction of the management and policies of such participation, which would include the authority to:

•	review all material contracts;

•	cause a sale of the mortgage or our interest therein subject in certain cases to limitations imposed by the participation agreement between the parties;

•	approve budgets and major capital expenditures, subject to a stated minimum amount;

•	veto any sale of a mortgage, or alternatively, to receive a specified preference on sale or proceeds; and

•	exercise a right of first refusal on any desired sale by a participant of its interest in a loan, except for transfer to its affiliate.

In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have a right of first refusal to buy the other's interest if the co-participant decides to sell its interest. We will not give our Manager or any of their affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with our Manager or its affiliates that might be entered into in lieu of participations.

Reserve Fund

We will establish contingency working capital reserves of approximately 3% of the gross proceeds from the sale of units in our public offering to cover our unexpected cash needs.

 Credit Evaluations

Before making a loan, our Manager must first determine that a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. Our Manager may also consider the income level and creditworthiness of a borrower to determine its ability to repay the loan.

Sale of Mortgage Investments

Although our Manager has no plan to do so, our Manager may sell our real estate loans or interests in our loans to either affiliates or non-affiliated parties when our Manager believes that it is advantageous to us to do so. However, as noted elsewhere in this report, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.

Employees

We do not have any employees. As of December 31, 2006, our Manager, Point Center Financial, Inc., employed 60 personnel. Of these employees, 13 were employed to identify, arrange, and service loans and 47 performed general and administrative as well as information technology and marketing functions.

Available Information

Our Internet website address is http://www.pcmortgagefund.com. We make available free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable, after such material is electronically filed or furnished to the United States Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our business is subject to numerous factors affecting our operating results. The following summary describes factors we believe are material risks that apply to our business. In addition to the risks described below, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may believe are immaterial or unlikely.

Risks to the Holders of Our Units

We have a limited operating history and no past performance for review.

We were organized on July 14, 2004, but did not commence operations until June 28, 2006. Accordingly, we have only a limited operating history. We have no external source of financing and are relying on capital contributions received through our public offering of units of membership interest. Our unit holders are not able to review our past performance to determine the likelihood of our achieving our investment objectives.

Our units lack liquidity and marketability.

There will be no public trading market for our units, and they cannot be freely sold or transferred or used as collateral for a loan. Our Operating Agreement restricts the transfer of units so that we may avoid being classified as a "publicly traded partnership" under Section 7704 of the Internal Revenue Code. Because classification as a publicly traded partnership would significantly decrease the value of the units of all our members, our Manager must consent to any sale or assignment of our units. Our Manager will withhold its consent to the extent necessary to prohibit transfers that could cause us to be classified as a publicly traded partnership. Further, the resale of the units may be restricted by state securities laws. Consequently, unit holders may not be able to obtain cash for their units in a timely manner and should anticipate holding the units for at least two (2) years and possibly much longer.

The offering price is subject to adjustment based on book value, not market value, which may result in dilution to existing investors.

As of March 28, 2007, the offering price per unit was $1,009.75; however, our Manager sets a daily unit price for additional sales of units by adjusting the net book value of our assets to reflect accrued income and expenses of the assets. The adjusted net book value, divided by the number of units outstanding will determine the daily unit price. Our Manager owns computer software designed to perform this function. However, the adjusted price that will be paid by subsequent investors will not be based on the market value of our assets and will not reflect changes in value resulting from general market conditions or changes in credit quality or performance of our assets. Therefore, our existing investors may experience dilution to the extent the market value of our assets has appreciated and such appreciation is not reflected in our book value calculation of the adjusted unit offering price.

Units have only a limited ability to be redeemed.

There is only a limited ability of unit holders to have their units redeemed by us. If a holder of units determines to have all or part of its units redeemed, the holder must deliver written notice requesting redemption to our Manager at least 61 days prior to the redemption. The significant limitations on the ability of holders of units to have their units redeemed are the following:

•	Unit holders can only have their units redeemed after holding them for two (2) years.

•
Redemption payments will be made at a price for the units that is determined on the redemption date by adjusting our net book value of the assets to reflect our accrued income and expenses. The adjusted net book value, divided by the number of units outstanding will determine the redemption price per unit. Our Manager owns computer software designed to perform this function.

•	There is no reserve fund for redemptions.

•	Payments are made only to the extent we have available cash from proceeds of repayments of principal and capital contributions and the redemption would not impair our capital or operations.

•	The total number of units redeemed during any calendar year cannot exceed 10% of the outstanding units.

•	We will only make redemption payments once a month.

•
If units are redeemed, selling unit holders will be paid within 61 to 91 days after our unit holders deliver written notice of withdrawal to our Manager and the redemption price for the units will be determined on the redemption date.

Because a substantial portion of our loans are made on an "interest only" basis, we will not receive net proceeds as frequently as we would with loans where the principal is repaid in periodic installments. To help permit redemptions, we will not refinance or invest in new loans using payments of loan principal by borrowers or new invested capital of members unless we have sufficient funds to cover requested redemptions.

The amount raised through the sale of units may be insufficient to adequately diversify our real estate loan portfolio.

If we do not adequately diversify our real estate portfolio, our performance will be closely tied to the performance of each loan in which we invest. This would result in a higher risk that a default by any single borrower will significantly reduce the amount available for distribution to unit investors. We estimate that the size of our loans will range from $500,000 to $25 million, with average loans of between $3 million and $10 million.

Initially we intend to invest in real estate loans throughout the areas in which our Manager has experience, specifically California, Nevada, Arizona, Utah, Colorado and Texas. Depending on the market and on our performance, we plan to expand our investments throughout the United States. However, our Manager has limited experience outside of the Western states. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our Manager's limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our Manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where our Manager lacks experience for consultation prior to making investment decisions. Unit holders do not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our Manager.

We must rely on our Manager to manage our operations and select our loans for investment.

Our ability to achieve our investment objectives and to pay distributions to unit holders depends upon our Manager's performance in obtaining, processing, making and brokering real estate loans for us to invest in and determining the financing arrangements for borrowers. Unit holders do not have an opportunity to evaluate the financial information or creditworthiness of borrowers, or other economic or financial data concerning our loans. Unit holders rely entirely on the judgment of our Manager in selecting our loans. We do not have an independent board of directors.

We depend on key personnel of our Manager.

We do not have any directors, officers or employees. Our success depends upon the continued contributions of certain key personnel of our Manager, including Dan J. Harkey and M. Gwen Melanson, each of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our Manager's activities. If any of these key employees were to cease employment, our operating results could suffer. Our future success also depends in large part upon our Manager's ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Our Manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans, and who also have contacts in the market. The size of our real estate loan portfolio may require our Manager to hire and retain additional financial and accounting personnel to assist Ms. Melanson in managing our Manager's financial and accounting services. Competition for financial and accounting personnel is intense, and there can be no assurance that our Manager will be successful in attracting and retaining skilled personnel. Should our Manager be unable to attract and retain key personnel, the ability of our Manager to make prudent investment decisions on our behalf may be impaired.

There may be a delay before distributions begin.

There will be a period of time before our Manager fully invests the proceeds of our public offering and begins to make distributions of interest, profits and principal on the loans that are funded by investors in our units. Although this period is difficult to predict, we anticipate that investors who subscribe for units might have to wait up to one (1) month. Our Manager will attempt to invest the proceeds as quickly as prudence and circumstances permit; however, no assurance can be given as to how quickly the proceeds will be invested. Consequently, the distributions unit holders receive on their investment may be reduced pending the investment of our public offering proceeds in real estate loans. Interest rate fluctuations may reduce or eliminate net income from our investments, which would otherwise be available for distribution.

Any borrowing by us will increase risk and may reduce the amount we have available to distribute to unit holders.

We anticipate that we may borrow funds to expand our capacity to invest in real estate loans; however, we have no present lending commitment for any borrowings. We may borrow up to 60% of the fair market value of our outstanding real estate loans at any time. Any such borrowings will require us to carefully manage our cost of funds. No assurance can be given that we will be successful in this effort. Should we be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare us in default and require that we repay all amounts owing under the loan facility. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions our unit holders receive.

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on mortgage repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss which will result in a decrease of the amount available for distribution to our unit holders.

Any indemnification of our Manager by us will decrease the amount available for distribution to unit holders.

Pursuant to our Operating Agreement, we may be required to indemnify our Manager or any of its affiliates, agents, or attorneys from any action, claim or liability arising from any act or omission made in good faith and in performance of its duties under the Operating Agreement. The availability of such indemnification may reduce the amount of funds we have available to distribute to our unit holders.

Our unit holders’  right to vote is limited and they are bound by majority vote.

Our unit holders cannot exercise control over our daily business affairs and implement changes in our policy. Our Manager, subject to the provisions in our Operating Agreement, may modify our investment strategies without our unit holders’ consent. Moreover, our Manager may amend the Operating Agreement without the consent of a majority in interest of the unit holders to:

•
remedy any ambiguity or inconsistency within the Operating Agreement and make provisions for matters arising under the Operating Agreement that are not inconsistent with the provisions of the Operating Agreement;

•	conform the Operating Agreement to applicable laws and regulations;

•	make any other changes to the Operating Agreement that, in the reasonable judgment of our Manager, does not adversely affect the rights of the unit holders; and

•	revise or update the exhibits to the Operating Agreement.

Our unit holders may vote only in a limited number of specific instances. A majority in interest of the unit holders (not to include our Manager), can take action and bind all of the unit holders. These situations would include the right of a majority to vote to:

•	extend the term of our existence;

•	dissolve before the expiration of our term;

•	change the nature of our business;

•	amend the Operating Agreement (in certain cases) with respect to the units;

•	approve the withdrawal of our Manager;

•	admit a person as a substitute manager;

•	remove and replace our Manager;

•	approve a merger or other reorganization by us, with such vote requiring the approval of a majority in interest of the outstanding units; or

•	approve a sale of all or substantially all of our assets.

Although our Manager may not change the nature of our business without majority approval, our Manager may change the investment policies consistent with the fiduciary duties it owes to all of the unit holders. While our unit holders will not have any vote on these investment policies, our unit holders retain the right to vote to remove and replace our Manager.

Risks of Our Business

Defaults on our real estate loans will decrease our revenues and distributions to our unit holders.

We are in the business of making real estate loans and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and distributions our unit holders receive, the value of our units, and our unit holders interest in our limited liability company as a whole.

Risks for the types of loans we will make.

•
We depend upon our real estate security to protect us on the loans that we make. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers selected by our Manager, they may make mistakes, or the value of the real estate may decrease due to subsequent events. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute to our unit holders.

•
We may invest in loans to purchase or develop raw, unimproved land. These loans are riskier because the property is not capable of generating any income, as compared to a commercial property, and because there is no assurance that we will be able to sell the property in a timely manner or at a price equal to or greater than the amount of the loan. We determine whether to invest in these loans based upon the "90-day quick sale value" of the property and the borrower's actual capital investment in the property. The "90-day quick sale value" is the highest price for which the land could actually be sold within the next 90 days, as determined by local real estate brokers and others. We believe that this 90-day period approximates the time required for a foreclosure.

•
We may invest in acquisition and development loans. These loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. These loans are riskier because the property is not capable of generating any income, as compared to a commercial property, and because there is no assurance that we will be able to sell the property on a timely basis or at a price that is equal to or greater than the amount of the loan. Our targeted loan-to-value ratio of 70% will be based on the anticipated post-development value of the property and, therefore, a greater risk exists for us on any foreclosure, because the value of the property at the time of foreclosure may not equal the amount of our loan.

•
We may invest in construction mortgage loans. These are loans generally made to real estate developers to fund the construction of one or more buildings on real property. These loans are riskier than loans secured by income producing properties because during construction the borrower does not receive income from the property to make payments on the loan. Our targeted loan-to-value ratio of 70% will be based on the anticipated post-development value of the property and, therefore, a greater risk exists for us on any foreclosure, because the value of the property at the time of foreclosure may not equal the amount of our loan.

•
We may invest in commercial property loans. These loans provide necessary funds to allow commercial borrowers to improve or renovate property to increase the net operating income of the property so that it may qualify for institutional refinancing. These loans are riskier because there is no assurance that the commercial borrower will qualify for the refinancing or that the improvements will yield the anticipated increase in value and income.

•
We may invest in residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units, provided the borrower used one of the units on the property as such borrower's principal residence. These loans are riskier than loans secured by income producing properties because the borrower does not receive income from the property to make payments on the loan.

•
We may invest in bridge loans. These loans provide interim financing (generally up to 12 months) to enable commercial borrowers to qualify for permanent refinancing. These loans are riskier because there is no assurance that the developer will qualify for the refinancing. In circumstances where the borrower would be willing to pay a premium interest rate of 5% or more above the market rate, we would invest in a bridge loan where interest would accrue and be payable with the principal amount of the loan at maturity.

We may invest in second mortgage loans and, in rare instances, wraparound, or all-inclusive, mortgage loans. In a second mortgage loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the first mortgage loan plus the new funds we invest. We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive. Because both of these types of loans are subject to the first mortgage lender's right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

•
We anticipate that approximately 90% of our loans will have "balloon payments." A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period such as 15 or 30 years because the borrower's repayment depends on its ability to refinance the loan or sell the property profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments because we believe that no such criteria are feasible. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

•
We will generally invest in loans that range between $500,000 and $25 million, with an estimated average range of between $3 million and $10 million. However, we may invest in a smaller or larger loan depending on such factors as our performance and the value of the collateral. These larger loans are risky to unit investors, because they may reduce our ability to diversify our loan portfolio.

•
We may invest in loans where the collateral is an interest in a lease. These loans are riskier because the only rights we will have is to assume the borrower's obligations under the lease and to use the property for the length of time and in the limited manner permitted under the lease.

•
We may invest in interest carry loans. In some cases, such as a construction loan, we will finance either a portion or 100% of the interest payments due for the loan from the gross loan proceeds and create an impound or reserve account with such funds so we can make the interest payments as they become due. Usually these types of loans are for a period of one year, however they may be for two years or longer. It is typical for construction loans to have the interest payments built into the loan, because the property does not create cash flow during the construction period from which the borrower/developer could otherwise make the monthly interest payments. We do not increase our Loan-to-Value ratio requirements when financing interest reserves on an “interest carry loan.” While the risk of monetary default for failure to pay interest is lessened at the outset because the reserve for these payments has been impounded, the risk of a payment default will exist if the interest reserve has been depleted prior to the balloon loan payment coming due at maturity.

Risks of underwriting standards and procedures.

Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of conventional mortgage lenders, which may create additional risks.

We approve real estate loans more quickly than other mortgage lenders. Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers. Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by our borrowers which may impair our ability to make timely distributions to our unit holders and which may reduce the amount we have available to distribute to our unit holders.

Our loans are not guaranteed by any government agency and we will rely on the foreclosure value of the real estate if a loan goes into default.

Our real estate loans will not be insured or guaranteed by a federally owned or guaranteed mortgage agency. Consequently, our recourse if there is a default may only be to foreclose upon the mortgaged real property. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting in a decrease of the amount available to distribute to our unit holders.

Our real estate loans will not be marketable and we expect no secondary market to develop. We do not expect our real estate loans to be marketable and we do not expect a secondary market to develop for them. As a result, we will generally bear all the risk of our investment until the loans mature and are paid in full. This will limit our ability to hedge our risk in changing real estate markets and may result in reduced returns to our investors.

We may not have sufficient capital to meet our staged funding commitments.

We will attempt to raise the unfunded portion of our staged funding construction loans through the continued sale of units in our public offering, borrowings by us and/or the reinvestment of proceeds from the repayment of other loans, in order to meet the draw down schedule that is set forth in the construction loans. However, we will not guarantee to the borrower that we will be successful in raising the unfunded portion.

If we are unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including but not limited to:

•	a loss of the value of the property securing the loan if it is incomplete and the borrower is unable to raise funds to complete it from other sources;

•	a borrower claim against the us for failure to perform under the loan documents;

•	increased costs to the borrower, which it may not have the ability to meet;

•	a bankruptcy filing by the borrower; and

•	abandonment by the borrower of the collateral for the loan.

We may have difficulty protecting our rights as a secured lender.

We believe that our loan documents will enable us to enforce rights against borrowers. However, the rights of borrowers and other secured lenders may limit our practical realization of those benefits. For example:

•
Judicial foreclosure is subject to the delays of protracted litigation. Although we expect non-judicial foreclosure to be quicker, our collateral may deteriorate and decrease in value during any delay in foreclosing on it.

•	The borrower's right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property.

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights.

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral.

•	We may not be able to pursue deficiency judgments after we foreclose on collateral.

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we may become liable for unforeseen environmental obligations.

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale. Under applicable environmental laws, however, any owner of real property may be fully liable for the costs involved in cleaning up any contamination by materials hazardous to the environment. Even though we might be entitled to indemnification from the person that caused the contamination, there is no assurance that the responsible person would be able to indemnify us to the full extent of our liability. Furthermore, we would still have court and administrative expenses for which we may not be entitled to indemnification.

Our results are subject to fluctuations in interest rates and other economic conditions.

•
Based on our Manager's historical experience, approximately 50% of our loans will not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of funds we have available to distribute to our unit holders.

•
Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets. If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. Alternatively, if the economy enters a recession, real estate development may slow. A slowdown in real estate lending may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions our unit holders receive.

•
Our results will also reflect other economic conditions, such as a particular industry migrating to or from one of the states into which we make loans. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults we may experience.

 We face competition for real estate loans that may reduce available yields and fees available.

We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we will compete have substantially greater financial, technical and other resources. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. Additionally, if our competition decreases interest rates on their loans or makes funds more easily accessible, competition for borrowers could increase, yields on our loans could decrease, and the costs associated with making loans could increase, all of which would reduce our revenues and the distributions our unit holders receive.

If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud, which could cause current and potential unit holders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. We cannot be certain that our efforts to improve our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to adequately establish our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting.

Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the Securities and Exchange Commission. In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

If we are unable to generate sufficient liquidity we may be unable to conduct our operations as planned.

If we cannot generate sufficient liquidity, we may be unable to continue to grow our operations, grow our asset base and make distributions to our unit holders. Our current source of liquidity is the proceeds from our ongoing public offering of units. Additionally, we may arrange for credit facilities or other forms of indebtedness.

We cannot assure you that the public offering will continue to sell in a manner that meets our liquidity requirements, or that any form of debt financing will be available to us, or if available, that we will be able to negotiate favorable terms. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our financial performance, industry and market trends in our business, the lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets could have a negative impact on our ability to make cash distributions to our unit holders

Recently, the subprime sector of the mortgage industry has been experiencing difficulties with greater credit and mortgage losses resulting from a decline in real estate value and rising interest rates. As a result, certain subprime lenders have been unable to obtain further financing and may not be able to satisfy outstanding debt obligations. The decline in the subprime mortgage industry and the failure of subprime mortgage lenders may also affect delinquencies and the ability to obtain further financing. This may result in a reduction of our mortgage originations and acquisitions and reduce or eliminate the liquidity currently available to us to fund our operations.

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which could adversely affect our financial results.

The United States economy has undergone in the past and may in the future, undergo, a period of economic slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages may adversely affect our ability to maintain or expand our long-term mortgage portfolio, our principal means of generating earnings. A decline in mortgage activity may result in fewer mortgages that meet our underwriting criteria, thus resulting in a reduction in interest income. We may also experience larger than previously reported losses on our long-term mortgage portfolio due to a higher level of defaults or foreclosures or higher loss rates on our mortgages.

Lending to non-conforming borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

Our market is based on borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Mortgages made to such borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers could be higher under current economic conditions than those in the past.

Further, any material decline in real estate values increases the loan to value ratios of mortgages previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the mortgages are sold could adversely affect the pricing of our future loan sales and our ability to sell or securitize our mortgages in the future. In the past, certain of these factors have caused revenues and net earnings of many participants in the mortgage industry to fluctuate from quarter to quarter.

We are subject to risks of operational failure that are beyond our control.

All of our operations are located in southern Orange County, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions, including rolling black-outs implemented in California due to power shortages. We do not have alternative power sources in all of our locations. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

Violation of various federal, state and local laws may result in losses on our loans.

Applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the mortgage broker, lender and purchaser. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to federal laws, including:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated there under, which require certain disclosures to the borrowers regarding the terms of the loans;

•
the Equal Credit Opportunity Act and Regulation B promulgated there under, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, color, national origin, religion, sex, familial status, or handicap, in housing-related transactions;

•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower's credit experience;

•	the Fair and Accurate Credit Transaction Act, which regulates credit reporting and use of credit information in making unsolicited offers of credit;

•
the Gramm-Leach-Bliley Act, which imposes requirements on all lenders with respect to their collection and use of nonpublic financial information and requires them to maintain the security of that information;

•	the Real Estate Settlement Procedures Act, which requires that consumers receive disclosures at various times and outlaws kickbacks that increase the cost of settlement services;

•	the Home Mortgage Disclosure Act, which requires the reporting of public loan data;

•	the Telephone Consumer Protection Act and the Can Spam Act, which regulate commercial solicitations via telephone, fax, and the Internet;

•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

Violations of certain provisions of these federal and state laws may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans. In addition, such violations may cause us to be in default under our credit and repurchase facilities and could result in the loss of licenses held by us.

Similarly, it is possible borrowers may assert that the loan forms we use or acquire, including forms for "interest-only" loans for which there is little standardization or uniformity, fail to properly describe the transactions they intended, or that our forms fail to comply with applicable consumer protection statutes or other federal and state laws. This could result in liability for violations of certain provisions of federal and state consumer protection laws and our inability to sell the loans and our obligation to repurchase the loans or indemnify the purchasers.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, recently enacted and proposed local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate subprime lending opportunities. Similarly, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants. For example, the Can Spam Act of 2003 establishes the first national standards for the sending of commercial email allowing, among other things, unsolicited commercial email provided it contains certain information and an opt-out mechanism. We cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

Some states and local governments and the Federal government have enacted, or may enact, laws or regulations that prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures prior to the consummation of such mortgage loans. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the mortgage loans, whether held by us or subsequent holders. Lawsuits have been brought in various states making claims against assignees of these loans for violations of state law. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a "net tangible benefit" to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based solely on actual harm to the consumer and can result in damages that exceed the loan balance.

Furthermore, various federal and state laws impose significant privacy or customer information security obligations which may subject us to additional costs and legal risks and we cannot assure you that we will not be subject to lawsuits or compliance actions under such requirements. Similarly various state and federal laws have been enacted to restrict unsolicited advertising using telephones, facsimile machines and electronic means of transmission. These laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance or by subjecting us to lawsuits or compliance actions.

In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, various state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. Federal and state regulatory agencies might also determine in the future that certain of our business practices not presently proscribed by any law and not the subject of previous enforcement actions are unfair or deceptive to consumers. If this happens, it could impact the activities in which we may engage, how we carry out those activities, and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for past business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices. This competitive disadvantage could be most acute if the business practices that we are required to discontinue or change are not clearly proscribed by any federal or state law of general applicability.

We may be subject to fines or other penalties based upon the conduct of our independent brokers or correspondents.

The mortgage brokers and correspondents from which we obtain mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders or an acquirer of the loan responsible for the legal violations of mortgage bankers and brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission, or "FTC," entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department, various state attorney generals, and other state officials have sought to hold subprime mortgage lenders responsible for the pricing practices of their mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage bankers, brokers or correspondents.

Our operations may be adversely affected if we are subject to the Investment Company Act.

We intend to conduct our business at all times so as not to become regulated as an investment company under the Investment Company Act. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

In order to qualify for this exemption we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act, should we ever be subject to the Act. If the Securities and Exchange Commission adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

New regulatory actions affecting the mortgage industry may increase our costs and decrease our mortgage acquisition.

In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. For example, state attorneys general and other state officials representing various states entered into a Settlement Agreement with a large subprime mortgage company. The subject company agreed to pay a substantial amount in restitution to consumers and reimbursement to the states. The subject company also agreed to make changes to certain business practices, including the company's underwriting criteria and pricing policies. Many of the practices and policies are not specifically prohibited by any federal or state laws but were alleged to be deceptive or unfair to consumers. The terms of this Settlement Agreement do not apply directly to us; however, federal and state regulatory agencies and private parties might nevertheless expect mortgage companies including us, to make our business practices consistent with the provisions of the Agreement. If this happens, it could impact the activities in which we may engage, how we carry out those activities, our acquisition practices and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for our business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices.

The success and growth of our business will depend upon our Manager’s ability to adapt to and implement technological changes.

  Our Manager’s mortgage loan origination business is currently dependent upon its ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process mortgage loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Becoming proficient with the new mortgage loan origination systems and other new technology will require significant financial and personnel resources. There is no guarantee that the implementation of a new mortgage loan origination system or other new technology will be successful. To the extent that our Manager becomes reliant on any particular technology or technological solution, we may be harmed to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (iii) becomes increasingly expensive to service, retain and update, or (iv) becomes subject to third-party claims of copyright or patent infringement. Any failure by our Manager to acquire technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost-efficiencies of our operating model, which would harm our results of operations, financial condition and business prospects.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to residential properties and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our cash flow, results of operations, financial condition and business prospects could be harmed.

Conflicts of Interest Risks

Our Manager will face conflicts of interest concerning the allocation of its personnel's time and the management of other investment programs.

Our Manager is the manager of four (4) other programs that invest in the same types of loans that we will invest in. As of December 31, 2006 these programs had assets in excess of $473 million. Our Manager and Mr. Harkey, who owns 100% of the stock of our Manager, anticipate that they will also sponsor other real estate programs having investment objectives similar to ours and engage in the business activities described in the "Conflicts of Interest" section in this report. Concurrently with this Offering, our Manager may conduct other public or private offerings for different funds that would use the proceeds from those offerings to make real estate loans, which might otherwise have been available for investment by us. As a result, our Manager and Mr. Harkey may have conflicts of interest in allocating their time and resources between our business and those other activities. During times of intense activity in other programs and ventures, our Manager and its key people, Mr. Harkey and Ms. Melanson, will likely devote less time and resources to our business than they ordinarily would. The Operating Agreement does not specify a minimum amount of time and attention that our Manager and its key people are required to devote to us. Therefore, our Manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

Our Manager will face conflicts of interest arising from the fees we pay and those paid by borrowers.

Our Manager will receive substantial loan origination fees from borrowers for transactions involving real estate loans. Our Manager's compensation is based on the volume and size of the mortgages selected for us. Our interests may diverge from those of our Manager and Mr. Harkey to the extent that our Manager benefits from fees that are not shared with us. Our Manager will be receiving fees from borrowers that would otherwise increase our returns. Because our Manager receives all of these fees, our interests will diverge from those of our Manager and Mr. Harkey when our Manager decides whether we should charge the borrower higher interest rates or our Manager should receive higher fees from the borrower.

Our Manager will face conflicts of interest in selecting loans for us and other investment programs.

We expect to invest in real estate loans when one or more other companies or programs managed by our Manager are also investing similarly. There is a risk that our Manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by our Manager or another program or entity. Our Manager also serves as a manager of the other programs that invest in the same types of loans that we will invest in. Our Manager may form new funds or raise money on its own behalf, the proceeds from which would be used to make real estate loans that might otherwise have been available for investment by us. There are no restrictions or guidelines on how our Manager will determine which loans are appropriate for us and which are appropriate for itself, these other funds, or any other company that our Manager manages or might manage in the future.

We may have a lack of control over loans made jointly with other lenders.

We will consider investing in or purchasing loans jointly with other lenders, including our Manager or affiliates of our Manager. All loans with non-affiliates shall be structured to provide us with a controlling interest. Although it is not our intention to lose control, there is a risk that we will be unable to remain as the lead lender in the loans in which we participate in the future. In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have a right of first refusal to buy the other's interest if the co-participant decides to sell its interest. If our co-participant affiliate determines to sell its interest in the loan, there is no guarantee that we will have the resources to purchase such interest and we will have no control over a sale to a third-party purchaser.

Federal Income Tax Risks

Cash flow and distributions will be reduced if we are taxed as a corporation.

If we do not qualify as a partnership for any taxable year, we would then be subject to federal income tax on any taxable income in that taxable year at regular corporate rates. Our unit holders could not then take tax deductions for our unit holders’ share of our deductions or credits that might otherwise be available if we qualified as a partnership. Our unit holders would be subject to tax on distributions at rates applicable to dividends to the extent we make distributions out of our current or accumulated earnings and profits, and any other distributions in excess of the cost of the units would be taxed as capital gains. If we were taxed as a corporation, cash flow, distributions and the value of our units would be significantly reduced.

The deductibility of our expense items may be limited.

The Internal Revenue Code and the Treasury Regulations contain various limitations that may adversely affect the deductibility of our unit holders’ share of our expenses. In addition, the Internal Revenue Service could contest our tax treatment of certain income or expense items, which could reduce the after-tax rate of return from an investment in the units.

An IRS audit of our books and records could result in an audit of unit holder tax returns.

If we are audited by the IRS and it makes determinations adverse to us, including the disallowance of deductions we have taken, the IRS may decide to audit our unit holders’ income tax returns. Any such audit could result in adjustments to our unit holders’ tax return for items of income, deductions or credits, and the imposition of penalties and interest for the adjustments and additional expenses for filing amended income tax returns.

Retirement Plan Risks

An investment in our units may not qualify as an appropriate investment under all retirement plans.

There are special considerations that apply to pension, profit sharing, 401(k) or Keogh plans or trusts, IRAs, or other retirement or employee benefit plans or arrangements investing in units. If our unit holders are investing the assets of a retirement or other employee benefit plan or trust (whether or not tax-qualified) or the assets of an IRA in our units, unit holders should consult with our unit holders’ financial and/or tax advisor, because they could incur liability under ERISA or Section 4975 of the Internal Revenue Code or subject the IRA or the plan to taxation if:

•	their investment is not consistent with our unit holders’ fiduciary obligations under ERISA;

•	Their investment constitutes or results in a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code;

•	their investment is not made in accordance with the documents and instruments governing our unit holders’ plan or IRA, including our unit holders’ plan's investment policy;

•	their investment does not satisfy the prudence and diversification requirements of Sections 40(a)(1)(B) and 404(A)(1)(C) of ERISA;

•	their investment impairs the liquidity of the plan;

•	their investment produces "unrelated business taxable income" for the plan or IRA; or

•	they will not be able to value the assets of the plan annually in accordance with ERISA requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Manager, Point Center Financial, Inc., operates from its executive offices at 30900 Rancho Viejo Road, Suite 100, San Juan Capistrano, California 92675. We do not have any separate offices.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of units.

Holders

As of December 31, 2006, 141 unit holders held 11,866 units of membership interest.

Dividend Policy

We generally distribute to members on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with U. S. generally accepted accounting principles. Our Operating Agreement also permits distributions in excess of Net Income Available for Distribution. We made distributions of $296,030 (prior to reinvested distributions) during the year ended December 31, 2006, of which $46,996 represented distributions in excess of Net Income Available for Distribution. It is our intention to continue to distribute most of our Net Income Available for Distribution to our unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

 None.

ITEM 6. SELECTED FINANCIAL DATA

	December 31, 2006	December 31, 2005	December 31, 2004
Balance Sheet Data:
Cash, Cash Equivalents, Certificates of Deposits and Short-term Investments	$6,325,010	$25,000	$25,000
Interest and Other Receivables	103,698	-0-	-0-
Investments in Real Estate Loans (Net of Allowance)	5,475,090	-0-	-0-
Capitalized Loan Fees (Net of Allowance)	-0-	-0-	-0-
Assets Under Secured Borrowing	-0-	-0-	-0-
Total Assets	$11,903,798	$25,000	$25,000
Liabilities	41,569	-0-	-0-
Members’ Equity	11,862,229	25,000	25,000
Total Liabilities and Members’ Equity	$11,903,798	$25,000	$25,000

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period From July 14, 2004 (Inception) to December 31, 2004
Income Statement Data:
Revenues	$361,306	$-0-	$-0-
Expenses	$112,272	$-0-	$-0-
Net Income (Loss)	$249,034	$-0-	$-0-
Net Income (Loss) Allocated to Members	$249,034	$-0-	$-0-
Net Income Allocated to Members per Weighted Average Membership Units	$38	$-0-	$-0-
Cash Distributions	$296,030	$-0-	$-0-
Cash Distributions per Weighted Average Membership Units	$45	$-0-	$-0-
Weighted Average Membership Units	6,589	-0-	-0-

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Point Center Mortgage Fund I, LLC

We were formed on July 14, 2004, and we commenced our business operations during June, 2006. On February 3, 2006, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to $500,000,000 units of membership interest. Following the funding of our initial loan, our Manager, Point Center Financial, Inc., now sets a daily unit price for sales of additional units by adjusting the net book value of our assets to reflect the income and expenses accruing with respect to the loans we have funded. The adjusted net book value, divided by the number of units outstanding, shall determine the daily unit price. Our Manager owns computer software designed to perform this function. As of March 28, 2007, the daily unit price was $1,009.75.

Our business is managed by our Manager, which is a private California corporation that is a mortgage broker licensed in the State of California and which also performs mortgage banking services. Our Manager manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business. We do not have any employees and we do not have an independent board of directors. Our Manager’s duties include dealings with members, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management and operational duties.

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

Most of our loans will have terms of one to seven years. We currently anticipate investing approximately 25% of our assets in construction loans and approximately 25% of our assets in unimproved land loans. In addition, we expect to invest approximately 20% of our assets in commercial property loans, 20% in acquisition and development loans and 10% in residential property loans.

We anticipate that approximately 90% of our loans will provide for payments of interest only with a “balloon payment” of principal payable in full at the end of the term. We also anticipate investing approximately 10% of our assets in bridge loans, which provide interim financing (generally up to 12 months) to enable borrowers to qualify for permanent refinancing. The balloon payment loans and bridge loans in which we invest are riskier because they are non-investment grade loans made to borrowers whose ability to make repayment depends on their ability to refinance the loan or develop the property so they can refinance. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value and, in circumstances where borrowers are willing to pay a premium interest rate of 5% or more above market rate, our bridge loans may provide for interest to accrue and be payable together with the principal amount at maturity. However, there is no specific criteria that is used in evaluating the creditworthiness of balloon loan borrowers. Under circumstances where our Manager deems appropriate, we may acquire loans of the character described above, that are in default, are non-performing or are delinquent.

California, as well as many other real estate markets around the country, has continued to enjoy a steady rise in property values, and with the current interest rates being low, investments in real estate by both property owners and as mortgage lenders are very attractive. As interest rates rise our industry will be in competition with institutional lenders, because the margin between institutional cost of funds and our cost of funds will lessen. We act as an interim lender with maturities of from one to seven years and the majority of our loans will have fixed rates of interest. Therefore, even in the event of a rise in institutional interest rates, we anticipate that our borrowers will still be able refinance or sell their property in a timely manner to facilitate the repayment of our loans. We also expect that the residential market will be most affected by a rise in interest rates and, since we are primarily commercial lenders, we will be less affected. In the early 1990’s when California experienced a dramatic drop in real estate values, we saw that most of the problems in our industry were with the junior loans. Since we will primarily make first position loans with substantial equity requirements, in the event of a drop in real estate values, we believe that our loan-to-value ratios will be sufficient to minimize the number of problem loans we might experience.

Twelve Month Plan of Operation

During the next 12 months, assuming the continued sale of units to non-affiliates in our public offering, we plan to invest in real estate loans where our collateral is real property located throughout the United States. Upon the sale of these units, our Manager will select real estate loans for us and will also assist us by obtaining, processing and managing these loans for us. The number of loans in which we invest will depend upon the gross proceeds raised in our public offering. To sufficiently diversify our loan portfolio, our Manager anticipates that we need to raise between $30 million and $100 million from investors. If we sell the maximum number of units, we anticipate investing in a combination of several hundred real estate loans. We believe that we will have an adequate number of opportunities to invest in real estate loans nationwide.

We believe that our expectations with respect to raising $500,000,000 in proceeds from the offering are reasonable based upon our Manager’s history of raising private capital, originating loans and its recent investments in company infra-structure, including but not limited to staffing, technology, printing equipment, and marketing. We anticipate that our increased marketing through our public offering will result in substantial opportunities for prospective investors to purchase our units. Currently, our Manager’s capital for making loans through the four investment programs that it manages is limited to investors who are residents of the State of California under private intra-state securities offerings. None of our Manager’s investors have been solicited through third party underwriters or dealers. Because our Manager has experienced substantial success with its existing marketing program for the solicitation of investors, we believe that we can duplicate this success in California and in other states through our public offering.

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

Our future operating results will depend upon our ability to promptly identify and invest in mortgage loans, which generate interest income. To the extent that we are unable to identify and make such investments or are delayed in making such investments, our operating results will suffer. In addition, defaults by borrowers or unexpected expenses would adversely effect our income and reduce the funds we have available to distribute to our members.

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

Any such measures could reduce our cash flow and the funds we have available to distribute. In order to stay fully invested during a period of declining demand for real estate loans, we may be required to make loans on terms less favorable to us or to make loans involving greater risk to us. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although our lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest we are able to earn on our loans. In the case of our loans that do not have prepayment penalties, declining interest rates may also cause our borrowers to prepay their loans and we may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain takeout financing. This in turn could increase the level of defaults we may experience.

Our operating results will be affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, and (v) the level of foreclosures and related loan losses we may experience. These funds, subject to a 3% working capital reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. While we may borrow up to 60% of the value of our loan portfolio to make additional loans, we do not have any current commitment or arrangement in place to obtain such borrowing.

The lower interest rates would diminish the interest rates we can charge on our loans. In addition, our operating results would be adversely affected by loans that go into default and become non-performing assets. A weakening economy or a wrong credit decision by our Manager may result in non-performing assets. If the economy weakens and our borrowers who develop and sell real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults that may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans in order to enhance their collectibility.

We will generally be using appraisals prepared on an as-if developed basis in connection with construction, development and bridge loans, and we hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

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

Results of Operations

Summary of Financial Results

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period From July 14, 2004 (Inception) to December 31, 2004
Total revenues	$361,306	$-0-	$-0-
Total expenses	112,272	-0-	-0-
Net income (loss)	$249,034	$-0-	$-0-
Net income allocated to members per Weighted average membership units	$38	$-0-	$-0-
Annualized rate of return to members (a)	7.4%	-0-	-0-
Cash distributions	$296,030	$-0-	$-0-
Cash distributions per weighted average membership unit	$45	$-0-	$-0-
Weighted average membership units	$6,589	-0-	-0-
Weighted average term of outstanding loans	23 months	-0-	-0-

(a)
The annualized rate of return to members is calculated based upon the GAAP net income allocated to members per weighted average units as of December 31, 2006, divided by the number of days during the period and multiplied by three hundred and sixty five (365) days, then divided by the average cost per unit during the applicable period.

As of December 31, 2006, we had sold $11,909,226 of units and admitted 141 members. Our aggregate loan fundings as of December 31, 2006, was $12,025,784 and details about the loans we have funded are set forth below.

Total Revenue

As of December 31, 2006, we had annual revenues of $361,306 from interest income and late charge income on our real estate loans. While there has been a general increase in interest rates in the U.S., such increases have not yet affected our operating results and it is not clear when, if ever, higher interest rates might impact our revenues.

Total Expenses

  As of December 31, 2006, total annual expenses were $112,272.

Distributions to Members

The following is a schedule of distributions made to members for the year ended December 31, 2006. We did not commence operations until June of 2006; therefore, no distributions were made to members during any prior periods.

For the Year Ended December 31, 2006
Distributions of Net Income Available for Distribution	$249,034
Distributions in Excess of Net Income Available for Distribution Generated During the Period	46,996
Total Distributions	$296,030

Net Income Available for Distributions is a non-GAAP financial measure that is defined in our Operating Agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members. Although we generally do not plan to make distributions in excess of net income available for distribution, we may do so from time to time. Any such distribution will be treated as a return of capital for income tax purposes. In addition, cash flows from operations, which are the significant component of net income available for distribution, affect the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

For the Year Ended December 31, 2006
Distribution of Net Income Available for Distribution	$249,034
Addition to Working Capital Reserves (Amount not Distributed)	-0-
Change in Operating Assets and Liabilities:	11,878,798
Deferred Rent Receivable	N/A
Interest Receivable	103,698
Capitalized Loan Fees	N/A
Accounts Payable	18,700
Due to Manager	22,869
Net Cash Provided by Operating Activities	$290,603
Net Cash (Used) by Investing Activities	$(11,860,055)
Net Cash Provided in Financing Activities	$11,588,195

Redemption

In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year; however, no redemptions can be made during our public offering of units. Therefore, no redemptions were made during the past year.

Annualized Rate of Return to Members

For the year ended December 31, 2006, annualized rate of return to members as calculated based on GAAP net income was 7.4% based upon the net income allocated to members per the weighted average membership units.  It is important to note that expenses such as audit fees and tax preparation fees for the year 2006 were absorbed over the seven month period of operation, as opposed to a full year.  This results in a lower annualized rate of return for the period ending December 31, 2006, than is anticipated in future years when the operations will run a full 12-month period.

Investments in Mortgage Loans

As of December 31, 2006, we had investments in nineteen (19) mortgage loans secured by real estate totaling $11,756,357, with a weighted average contractual interest rate of 11.89%. These mortgage loans have contractual maturities ranging from 2006 through 2011.

Investments in mortgage loans as of December 31, 2006, are as follows:

Loan Type	Number of Loans	Balance	Weighted Average Interest Rate	Portfolio Percentage	Weighted Loan-to-Value *
Land	8	$5,064,018	12.47%	43.08%	54.05%
Commercial	6	$3,412,087	11.10%	29.02%	46.74%
Construction	4	$2,940,393	11.81%	25.01%	59.48%
Residential	1	$339,859	12.00%	2.89%	56.51%
Acquisition and Development	-0-	$-0-	-0-%	-0-%	-0-%
Bridge	-0-	$-0-	-0-%	-0-%	-0-%

Totals:	19	$11,756,357	11.89%	100.00%	52.92%

*
Loan-to-Value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property, assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser, upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

The following is a schedule of investments in mortgage loans by lien position. Up to 20% of our loans are currently expected to be secured by second deeds of trust based upon the total offering of $500 million. From time to time, until the offering is complete, the percentage of second mortgages we invest in may exceed 20%.

Loan Type	December 31, 2006	Portfolio Percentage
First Mortgages	$11,756,357	100%
Second Mortgages	-0-	-0-%
Portfolio Total:	$11,756,357	100%

The following is a schedule of contractual maturities of investments in mortgage loans as of December 31, 2006:

2007	$6,281,267
2008	$2,908,576
2009	$388,955
2010	$15,301
2011	$2,162,258
Total:	$11,756,357

 The following is a schedule by geographic location of investments in mortgage loans as of December 31, 2006:

State	December 31, 2006 Balance	Portfolio Percentage
Arizona	$1,664,291	14.16%
California	3,030,053	25.77%
Florida	375,200	3.19%
Georgia	1,600,868	13.62%
Michigan	319,812	2.72%
New York	1,113,103	9.47%
Tennessee	501,929	4.27%
Texas	1,650,220	14.04%
Utah	752,258	6.40%
Virginia	748,623	6.36%
Total:	$11,756,357	100.00%

We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 9.95% to 13.0%. Revenue by product will fluctuate based upon relative balances during the period.

Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. We do not currently have any non-performing loans. No allowances for loan losses were deemed necessary as of December 31, 2006.

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

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet.

December 31, 2006 Balance
Balance Per Loan Portfolio	$11,756,357
Less:
Allowance for Loan Losses	-0-
Balance per Balance Sheet	$11,756,357

Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. We do not currently have any non-performing loans. Our Manager believes a general allowance for loan losses totaling $0.00 included in the accompanying balance sheet as of December 31, 2006, is adequate to address estimated credit losses in our investment in real estate loan portfolio as of that date. No specific allowances were deemed necessary.

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

Our Manager often grants extensions on loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including but not limited to, the borrower’s obligation to make interest payments on the loan. As of December 31, 2006, we had one investment in a loan that had been extended. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2006, was $758,441. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of December 31, 2006.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged-off amounts would be credited to the provision for loan losses or included in income. At December 31, 2006, all of our loans were performing. Our Manager had determined the general allowance for loan losses of $0.00 is sufficient to cover any inherent losses in our loan portfolio.

We made no general allowance for loan losses for the year ended December 31, 2006.

Capital and Liquidity

Other than an approximately 3% working capital reserve, we will use most of our available funds to invest in real estate loans. Liquidity is the ability to meet potential cash requirements, including lending commitments and general operating expenses.

Net income generated from our loans is paid out to our members unless they have elected to reinvest their distributions in additional units. Our Manager will pay and will not be reimbursed for all of our general or administrative overhead expenses; such as, labor, rent, supplies, etc., in connection with managing our operations. Therefore, we do not anticipate hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next 12 months.

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

Off-Balance Sheet Transactions

We do not currently have any interest in special purpose entities, which are not reflected on our balance sheet, nor do we have any commitments or obligations that are not reflected on our balance sheet. We do not have any interest in derivative contracts.

Contractual Obligations

As of December 31, 2006, we did not have any contractual obligations.

Critical Accounting Policies

Interest Income

Interest income on loans is accrued by the effective interest method. Generally, interest and payments are due monthly on the first day of each month. Interest is generally prorated to the first day of the month following the closing of the loan escrow. We do not recognize interest income from loans once they are determined to be impaired.

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the loan has been foreclosed upon and we become the owner of the property that secured the loan.

Investments in Mortgage Loans

  Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest-only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loan-to-value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property, assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Real Estate Held for Sale

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

Allowance for Losses on Trust Deed Notes Receivable

For trust deed notes receivable, an allowance for loan losses is established based on our estimate of losses inherent and probable as of the balance sheet date. We evaluate the adequacy of the allowance giving consideration to factors such as the value of the underlying collateral, current performance of the loans, extent and nature of delinquencies, credit characteristics of the portfolio, and the general economic environment. Using historical experience and taking into consideration the factors above, we estimate an allowance for loan losses, which is believed to be adequate for known and inherent losses in the portfolio of trust deed notes receivable. Provision for losses is charged to the statement of operations. Losses incurred on trust deeds are charged to the allowance.

Use of Estimates

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

Related Party Transactions

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

•
Loan servicing fees paid to our Manager to service the loan portfolio, to protect our interest in and enforce their rights under the secured notes, deeds of trust and any other loan document and, if necessary, to manage, refinance or sell the property.

We will bear the following costs:

•	Annual tax preparation fee;

•	Accounting and auditing fees;

•	Legal fees; and

•	Other reports required by agencies governing our business activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make investments in mortgage loans and make distributions from interest income to our members, therefore, we will be exposed to market risk related primarily to changes in interest rates. We will not have any assets or liabilities denominated in foreign currencies nor do we own any options, futures or other derivative instruments.

Most of our assets will consist of mortgage loans. All of the mortgage loans are expected to be held for investment purposes until their maturity date. Some of our mortgage loans may contain prepayment penalties. We anticipate that up to 3% of our assets will be held as cash reserves.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROL AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer, with the assistance of other employees, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Manager’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of December 31, 2005.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of December 31, 2006, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of our Company are being made only in accordance with authorizations of Management and Directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006. As a result of the assessment, we identified the following material weaknesses:

•
The first material weakness identified insufficient resources of technical accounting and reporting expertise. This weakness relates to the oversight and review of financial transactions, which affects our ability to prepare and properly review financial statements and accompanying footnote disclosures in accordance with United States generally accepted accounting principles and the rules and regulations of the SEC.

•
As a result of the foregoing material weakness, there has been ineffective oversight of documentation of authorizations to ensure that procedures are properly executed. Specifically, we did not have backup documentation for some authorized payments made by our Company.

The foregoing material weaknesses resulted in revisions to the draft financial statement disclosures, but we believe our final financial statements and related disclosures were accurate in all material respects. In addition, our Manager and independent auditors together have determined that the identified material weaknesses did not result in inadequate or deficient financial reporting for prior periods and will not result in a restatement of any of our prior financial statements.

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that, for the reasons described above, we are continuing to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

We do not have any directors or officers. We are managed by Point Center Financial, Inc., which is a privately held company and which has no audit committee and no requirement of independence at this time.

The directors, executive officers and key employees of our Manager are listed below:

Name	Age	Title
Dan J. Harkey	60	President, Chief Executive Officer and Sole Director
M. Gwen Melanson	44	Chief Operating/Financial Officer and Secretary
Steve Livingston	61	Senior Underwriter and Senior Vice President
Alan Bergfeld	48	General Counsel and Senior Vice President
Steve Ward	49	Vice President of Operations
Susan Cobb	42	Loan Processing Manager and Executive Assistant

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Dan J. Harkey has been in the real estate and financial services industry since 1972, and has been the President and Chief Executive Officer of our Manager since 1979. Mr. Harkey is a past President of Commercial Real Estate Finance Forum, a national trade organization representing commercial mortgage bankers and brokers. Mr. Harkey is a licensed real estate broker with the California Department of Real Estate and is a member of the California Association of Mortgage Brokers and the National Association of Mortgage Brokers. Mr. Harkey holds a Bachelor of Arts degree in Economics from California State University, Long Beach. Mr. Harkey is the Chairman of our Manager’s Loan Committee, which will review all loans made by us.

M. Gwen Melanson has been employed by our Manager since 1988 and been the Chief Financial Officer and Secretary for the Manager since 1990 and Chief Operating Officer since December, 2006. Ms. Melanson's responsibilities include overseeing the financial activities of the Manager, including all general accounting functions, tax preparation, and payroll. Additionally, Ms. Melanson oversees the loan processing and loan servicing departments, and is a member of the Loan Committee.

Steve Livingston has served as a Senior Underwriter for our Manager since 1999 and is a member of the Loan Committee, and has been a Senior Vice President since January, 2007. Prior to joining our Manager, he was a Vice President and Senior Special Assets Account Officer for Bank of America. Mr. Livingston earned his Bachelor of Arts degree from Biola University in California and completed further studies in finance at Golden Gate University, San Francisco. He has over 30 years of experience as a loan underwriter and served as a vice president for Bank of America prior to working for our Manager. Mr. Livingston holds a brokers license with the California Department of Real Estate.

V. Alan Bergfeld has served as General Counsel for our Manager since 2005 and has been a Senior Vice President since March, 2007.  Mr. Bergfeld was admitted to the California Bar in 1983, and his practice has included both litigation and transactional matters.  Prior to joining our Manager, Mr. Bergfeld served as Vice President and Senior Counsel at Downey Savings and Loan Association for 13 years, where he specialized in real estate lending.   Mr. Bergfeld received a B.A. degree in economics and psychology from the University of California at Davis in 1980, and a J.D. degree from the University of Southern California Law School in 1983.

Steven M. Ward has been Vice President of Operations for our Manager since February, 2007.   Mr. Ward has over 25 years of progressive technology, operations and financial experience.  Prior to joining our Manager, he was employed as Director of Information Services for Bally Total Fitness Corporation and as a Manager in the Management Consulting Group of Arthur Young & Company.  Mr. Ward holds a Certified Public Accountant’s license in California, a B.S. degree in Accounting from California State Polytechnic University and a M.B.A. degree from the University of Southern California.

Susan Cobb has served as Loan Servicing Manager from January, 2003 to May, 2005. In May, 2005, Ms. Cobb became Executive Assistant to Ms. Melanson. Additionally, in December of 2006, Ms. Cobb took on the roll as Loan Processing Manager and continues to perform in that capacity today. Ms. Cobb has over 19 years of loan service experience in collections, foreclosure, bankruptcy, loss mitigation and client relations.  Prior to joining the Manager, she was an officer in the loan service department at First Federal Bank of California, as well as project coordinator in the information technology department.  Ms. Cobb earned her Bachelor of Arts degree from the University of California at Santa Barbara with emphasis in economics.

Audit Committee

We do not have any directors and, therefore, we have no audit committee.

Code of Ethics

As we do not have any executive officers we have not adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, no person was known to us to be the beneficial owner of more than 5% our voting securities. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement, provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans. We do not have any directors.

Transactions with the Manager

  We pay a loan servicing fee to our Manager who services the loans we make, to protect our interest in and enforce its rights under the loans, deeds of trust and any other loan documents and, if necessary, to manage, refinance or sell the real property that secures our loans. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. For the year ended December 31, 2006, we recorded fees to our Manager of $44,046.

Our Manager will receive 50% of any late charges, penalty interest and prepayment premiums on our loans. For the year ended December 31, 2006, we recorded late fee income to our Manager of $340.

We will also pay our Manager a conditional annual program management fee of 1% of the aggregate annual capital contributions we receive from the sale of units in our public offering. This fee will be paid monthly to the Manager out of available cash flow from our loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. Until July 1, 2006, our Manager agreed to waive this fee. Management fees of $27,695 were paid to our Manager as of December 31, 2006, and management fees of $9,925 had been accrued as of that date.

In addition, our Manager will receive a brokerage fee of up to 3% of proceeds received upon the resale of any property acquired through loan foreclosures where our Manager substantially contributes to the sale. As of December 31, 2006, none of these fees were accrued or paid.

Transactions with Other Programs and Other Related Parties

  As of December 31, 2006, 17 of the 19 loans in our portfolio represent purchases of undivided interests in loans where our Manager also invested directly; invested funds from other programs controlled or managed by our Manager; and/or invested funds from other private parties under a permitted fractional note offering for California residents or entities where their primary place of business is California. The remaining 2 loans were invested in solely by us.

Director Independence

We do not have any directors or officers. All of our business and operations are controlled by our Manager which is a private California corporation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2006 and 2005, audit, audit related and non-audit services rendered to us were as follows:

	December 31, 2006	December 31, 2005
Audit Fees	$20,000	$2,000
Audit Related Fees	$-	$-0-
Tax Fees	$1,700	$800
All Other Fees	$7,000	$-0-

During the year ending December 31, 2006, $13,448 was absorbed by our Manager as part of the expenses relating to the registration and offering costs of the Company.

We have no audit committee and, therefore, there are no pre-approval policies or procedures with regard to the engagement of our auditor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements

The financial statements are contained on Pages F-2 through F-11 on this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on Page F-1, which is hereby incorporated by reference.

(a) 2. Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1	Articles of Organization (1)

3.3	Operating Agreement (included as Exhibit A to the Prospectus) (2)

4	Distribution Reinvestment Plan (included as Exhibit C to the Prospectus) (2)

31.1	Section 302 Certification of Dan J. Harkey, as Chief Executive Officer of Point Center Financial, Inc., the sole Manager (the “Manager” of Point Center Mortgage Fund I, LLC (the “Registrant”)

31.2	Section 302 Certification of M. Gwen Melanson, as Chief Financial Officer of Point Center Financial, Inc., the sole Manager of Registrant

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to Exhibit 3 of our Registration Statement on Form S-11 filed on September 8, 2004, File No. 333-118871.

(2)	Incorporated herein by reference to our Prospectus dated October 4, 2006 and filed pursuant to Rule 424(b)(3) on October 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT CENTER MORTGAGE FUND I, LLC

	By:	Point Center Financial, Inc., Its sole manager

Date: March 30, 2007		By: /s/ M. GWEN MELANSON
M. Gwen Melanson Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Page
POINT CENTER MORTGAGE FUND I, LLC:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS
Balance Sheet	F-4
Statement of Income and Changes in Members’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

DAVID ALLEN DUNER
Certified Public Accountant
www.DunerCPA.com
Telephone (949) 263-0030	18952 Mac Arthur Blvd.
FAX (949) 263-0037	Suite 400
E-Mail David@DunerCPA.COM	Irvine, California 92612
MEMBER OF
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Managing Member
Point Center Mortgage Fund I, LLC

We have audited the accompanying balance sheet of Point Center Mortgage Fund I, LLC (the “Fund”) (a Delaware limited liability company) as of December 31, 2006 and the related statements of income and changes in members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Point Center Mortgage Fund I, LLC as of December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

David Allen Duner, CPA
Irvine, California
February 6, 2007

JAMES J. FUCHS
Certified Public Accountant

Telephone: (714) 549-9544	1520 Nutmeg Place
FAX: (714) 549-2768	Suite 105
E-Mail: jjfuchs@earthlink.com	Costa Mesa, California 92626

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Managing Member
Point Center Mortgage Fund I, LLC

We have audited the accompanying balance sheet of Point Center Mortgage Fund I, LLC (the “Fund”) (a Delaware limited liability company) as of December 31, 2005. This balance sheet is the responsibility of the Fund’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Point Center Mortgage Fund I, LLC as of December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

James J. Fuchs, CPA
Costa Mesa, California
February 24, 2006

FINANCIAL STATEMENTS AND NOTES

POINT CENTER MORTGAGE FUND I, LLC
BALANCE SHEET

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash in bank	$43,743	$25,000
Interest receivable	103,698	-
Trust deed notes receivable	6,281,267	-

TOTAL CURRENT ASSETS	6,428,708	25,000

OTHER ASSET
Trust deed notes receivable	5,475,090	-

TOTAL ASSETS	$11,903,798	$25,000

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITES
Accrued expenses	$17,000	-
Taxes payable	1,700	-
Loan servicing fees payable	12,945	-
Management fees payable	9,924	-

TOTAL CURRENT LIABILITIES	41,569	-

MEMBERS' EQUITY - PER ACCOMPANYING STATEMENT	11,862,229	25,000

TOTAL LIABILITES AND MEMBERS' EQUITY	$11,903,798	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
SEE INDEPENDENT AUDITOR’S REPORT

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF INCOME AND CHANGES IN MEMBERS' EQUITY

	Years Ended December 31,
	2006	2005
REVENUE
Interest income	$360,966	$-
Late fee income	340	-

TOTAL REVENUE	361,306	-

OPERATING EXPENSES
Loan servicing fees	44,046	-
Management fees	37,620	-
Professional fees	27,000	-
California LLC gross receipts fee	900	-
California LLC franchise tax	800	-
Bank charges	1,510	-
Compliance cost	396	-

TOTAL OPERATING EXPENSES	112,272	-

NET INCOME	249,034	-

MEMBERS' EQUITY
Members' equity - January 1,	25,000	25,000
Capital contributions received	11,728,140	-
Capital liquidation distributions	-	-
Distributions declared	(296,030)	-
Distributions reinvested	156,085	-

MEMBERS' EQUITY - DECEMBER 31,	$11,862,229	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
SEE INDEPENDENT AUDITOR’S REPORT

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249,034	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Increase in accrued expenses	17,000	-
Increase in taxes payable	1,700	-
Increase in loan servicing fee payable	12,945	-
Increase in management fees payable	9,924	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	290,603	-

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in accrued interest receivable	(103,698)	-
Trust deed notes receivable - funded	(12,025,784)	-
Trust deed notes receivable - principal received	269,427	-

NET CASH USED IN INVESTING ACTIVITIES	(11,860,055)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received from members'	11,728,140	-
Capital liquidation distributions to members'	-	-
Monthly distribution payments to members'	(139,945)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,588,195	-

NET INCREASE IN CASH	18,743	-

CASH BALANCE - JANUARY 1,	25,000	25,000

CASH BALANCE - DECEMBER 31,	$43,743	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
SEE INDEPENDENT AUDITOR’S REPORT

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION

Point Center Mortgage Fund I, LLC (the “Fund”) was formed on July 14, 2004. The Fund was granted approval by the Securities and Exchange Commission to sell membership interests on February 3, 2006, and began operations on June 28, 2006.

The Fund was organized to engage in the business of raising funds from investors and investing those funds primarily in both commercial and residential loans. The loans are secured by deeds of trust on real property located throughout the United States of America. The investors become members of the LLC. The managing member of the Fund is Point Center Financial, Inc., a California corporation.

Term of the Fund - The term of the Fund will end on December 31, 2029, unless the members vote to extend the term.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all checking and savings accounts. The Fund’s cash balances often exceed federally-insured limits. However, the Fund has not experienced any losses and believes it is not exposed to any significant credit risk on its cash balances.

Investment in Trust Deed Notes Receivable - This account represents investments that are secured by trust deeds. Generally, loans require interest only payments with a balloon payment of the principal at maturity. The Fund has both the intent and ability to hold trust deeds until maturity and therefore, loans are classified and accounted for as held for investment and are carried at the principal balance due (see note 4).

Reserve for Loan Losses - The Fund’s loan portfolio and the related accrued interest are analyzed on a continuous basis for recoverability. A reserve for loan losses is established based on management’s estimate of losses inherent and probable as of the balance sheet date. Management evaluates the adequacy of the reserve giving consideration to factors such as the value of the underlying collateral, current performance of the loans, extent and nature of delinquencies, credit characteristics of the portfolio, and the general economic environment.

Using historical experience and taking into consideration the factors above, the Manager estimates a reserve for loan losses, which is believed to be adequate for known and inherent losses in the portfolio of trust deed notes receivable. Provision for losses is charged to the statement of operations. Losses incurred on trust deeds are charged to the reserve (see note 5). Since its inception, the Fund has not written off any loans.

Interest Income - Interest income on loans is accrued by the effective interest method. Generally, interest and payments are due monthly, on the first day of each month. Interest is generally prorated to the first day of the month following the closing of the loan escrow. Interest income due and not received as of the balance sheet date is accrued.

Late Fee Income - Late fees are charged to borrowers when a payment is 10 days past its due date. Late fees are generally 10% of the payment due by the borrower. Late fee charges due and not received as of the balance sheet date is accrued.

SEE INDEPENDENT AUDITOR’S REPORT

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real estate held for sale - In the event a trust deed note receivable goes into default, the Manager will commence foreclosure proceedings on behalf of and for the benefit of the Fund. If the collateral real estate is not acquired at a foreclosure sale by an outside purchaser, the real estate becomes the property of the Fund. This real estate will be considered held for sale and is stated at the lower of the recorded investment in the loan including foreclosure costs and expenses, accrued interest and late charges as of the date of the foreclosure sale (i.e. the acquisition date) or at the property’s estimated fair value. The Fund had no real estate held for sale at December 31, 2006.

Income Taxes - The Fund is a limited liability company for federal and state income tax purposes. Under the laws pertaining to income taxation of limited liability companies, no income tax is paid by the Fund as an entity. Each individual member reports on their income tax returns their distributive share of the Fund’s income, gains, losses, deductions and credits, whether or not any actual distribution is made to such member during a taxable year. Accordingly, no provision for income taxes besides the California $800 minimum state franchise tax and the California LLC gross receipts fee is reflected in the accompanying financial statements.

NOTE 3 - FUND PROVISIONS

The Fund is a Delaware limited liability company. The rights, duties and powers of the members of the Fund are governed by the offering circular and the Delaware Limited Liability Company Act. The following description of the Fund’s offering circular provides only selected information. Members should refer to the Fund’s offering circular for a more complete description of the various provisions.

The Manager is in complete control of the Fund business, subject to the voting rights of the members on specified matters. The Manager has the power and authority to act for and bind the Fund.

Profits and Losses - Profits and losses accrued during any calendar month are allocated to the members in proportion to their capital accounts maintained throughout the month. Investors who become members of the Fund other than on the first day of a calendar month shall be allocated a proportionate share of the Fund’s profits or losses for that month reflecting the days during the month that the investor was a member.

Each month the Manager will distribute the Fund’s accrued net profits to the Members, to the extent that there is cash available and provided that the monthly distribution will not impact the continuing operation of the Fund.

Investors may elect to receive monthly cash distributions from the Fund in the amount of that Member’s share of cash available for distribution, or allow his or her distributions to be reinvested by purchasing additional Shares.

Member Withdrawal - The Fund will use its best efforts to redeem shares from Members that have (i) held said Shares for a period of at least twenty four months and (ii) have requested, in writing by certified mail two to three months prior to the Shares being redeemed. Any obligation of the Fund to repurchase Shares shall be subject to availability of cash for such purpose. In no event shall the Fund be obligated to sell any of its assets to raise cash to pay any portion of the repurchase price.

The amount that a withdrawing member will receive from the Fund is based on the withdrawing Member’s capital account as of the date of the withdrawal.

NOTE 4 - TRUST DEED NOTES RECEIVABLE

These consist of investments in primarily first trust deeds by the Fund. These trust deeds are secured by real estate and carry various interest rates ranging from 9.95% to 13.0%, with maturity dates ranging from one to five years.

SEE INDEPENDENT AUDITOR’S REPORT

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2006 AND 2005

NOTE 4 - TRUST DEED NOTES RECEIVABLE (CONTINUED)

The following is a schedule of the annual contractual maturity of the trust deed notes receivable as of December 31, 2006.

Period ended December 31,
2007	$6,281,267
2008	2,908,576
2009	388,955
2010	15,301
2011	2,162,258
$11,756,357

It is the Fund’s experience that often times trust deed notes receivable are either extended or repaid before contractual maturity dates, refinanced at maturity or may go into default and not be repaid by the contractual maturity dates.

NOTE 5 - RESERVE FOR LOSSES ON TRUST DEED NOTES RECEIVABLE

An analysis of the recoverability of specific loans in the Fund’s loan portfolio as of December 31, 2006 is as follows:

The following loan was in default status as of December 31, 2006:

Loan # 205119 - DCP, LLC
Maturity Date - November 1, 2006
Last payment received - December 4, 2006
Principal balance due	$752,258
Interest receivable	6,183
Total Due at December 31, 2006	$758,441

Fair market value of collateral real estate	$1,557,470

Loan to value percentage	48.70%

On October 19, 2006 the Manager entered into a forbearance agreement on behalf of the Fund with the borrower, and has agreed to temporarily forbear from commencing foreclosure proceedings until January 1, 2007. The borrower paid off the balance of the loan on January 8, 2007.

Based on review of the above factors management has determined that no specific reserve for loan loss on trust deed notes receivable is warranted at December 31, 2006.

SEE INDEPENDENT AUDITOR’S REPORT

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2006 AND 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

Point Center Financial, Inc., a California corporation is the Manager of the Fund. Point Center Financial, Inc. has the following related party transactions with Point Center Mortgage Fund I, LLC.

Point Center Financial, Inc. realizes the following types of compensation from the Fund:

Loan Servicing Fee - Represents servicing fees paid by the Fund to service the note, to protect the Company’s interest in and enforce its rights under the secured note, deed of trust and any other loan document and if necessary, to manage, refinance or sell the property. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. As of December 31, 2006, $44,046 of this fee has been incurred.

The Manager is entitled to receive 50% of any late charges, prepayment penalties and exit fees. During the year ended December 31, 2006 the Manager received $340 in late fee income from the borrowers.

Conditional Annual Program Management Fee - An annual fee of 1% of the aggregate capital contributions will be paid monthly to the Manager out of available cash flow from the loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. The Manager has agreed to waive this fee for the period ended June 30, 2006, however starting the month of July 2006 through the year ended December 31, 2006, $37,620 has been incurred.

A brokerage fee of up to 3% of proceeds received upon the resale of any property acquired through foreclosure will be paid to the Manager where it substantially contributes to the sale.

The Manager will pay and will not be reimbursed by the Fund for any general or administrative overhead expenses, such as labor, rent, supplies, etc. it incurs in connection with managing the operations of the Fund.

Loan Extension Fees and Forbearance Agreement Fees - Where the Manager in its best judgment, enters into an agreement with the borrower to extend the maturity date of a loan or forebear foreclosure on a loan, the Manager is paid a fee by the borrower. The Manager retains 100% of all loan extension fees and forbearance fees received from borrowers.

The Fund will bear the following costs:

California franchise tax and the California limited liability company gross receipts fee.

Legal, accounting, and tax preparation fees.

Annual bond fee for the California Financial Lender License.

Organizational and offering costs have been paid by the Manager of the Fund. The Manager waives its rights to recover such expenses at a later time. As of December 31, 2006 the Manager has paid $263,376 for organization costs, and $734,257 for offering costs.

Point Center Financial, Inc., the Manager, had .2181% ownership interest in the Fund as of December 31, 2006.

SEE INDEPENDENT AUDITOR’S REPORT

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2006 AND 2005

NOTE 7 - LOAN CONCENTRATIONS AND CHARACTERISTICS

At December 31, 2006, there were 19 secured loans outstanding with the following characteristics:

Number of secured loans outstanding	19

Total secured loans outstanding	$11,756,357

Largest secured loan outstanding	$973,384

Largest secured loan as a percent of the total	8%

U.S. state collateral real estate is located in	Arizona California Florida Georgia Michigan	New York Tennessee Texas Utah Virginia

The following categories of secured loans were held at December 31, 2006:

First trust deeds	$11,756,357
Second trust deeds	0

The following types of loans were held at December 31, 2006:

Vacant Land	$5,064,018
Commercial	3,412,087
Construction	2,940,393
Residential	339,859

SEE INDEPENDENT AUDITOR’S REPORT