Form 10-Q
period 2007-03-31
Point Center Mortgage Fund I, LLC
filed 2007-05-15
CIK 1299020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: March 31, 2007
 OR
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

The number of Units of Membership Interest outstanding as of March 31, 2007 was 18,346.72.

POINT CENTER MORTGAGE FUND I, LLC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as press releases, oral statements made by our officials and other reports that we file with the Securities and Exchange Commission, may also contain such forward-looking statements. Undue reliance should not be placed on these statements, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of such terms or other comparable terminology.

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Registration Statement on Form S-11, Registration No. 333-118871, and the related prospectus dated April 23, 2007, that was filed with the Securities and Exchange Commission, pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended. You should also read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited balance sheets and the related notes that appear elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT CENTER MORTGAGE FUND I, LLC
BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in bank	$186,697	$43,743
Accrued interest receivable	168,436	103,698
Accrued late charges receivable	1,658	-
Investment in trust deed notes receivable	8,502,840	6,281,267

TOTAL CURRENT ASSETS	8,859,631	6,428,708

OTHER ASSET
Investment in trust deed notes receivable	9,628,099	5,475,090

TOTAL ASSETS	$18,487,730	$11,903,798

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITES
Loan servicing fees payable	$19,691	$12,945
Accrued expenses	-	17,000
Taxes payable	-	1,700
Late charges payable	829	-
Management fees payable	15,411	9,924
Professional fees payable	9,000	-

TOTAL CURRENT LIABILITIES	44,931	41,569

MEMBER'S EQUITY - PER ACCOMPANYING STATEMENT	18,442,799	11,862,229

TOTAL LIABILITES AND MEMBER'S EQUITY	$18,487,730	$11,903,798

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF INCOME AND MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
INCOME
Interest income	$455,394	$-
Late fee income	1,658	-

TOTAL INCOME	457,052	-

EXPENSE
Loan servicing fees	52,615	-
Management fees	40,799	-
Bank charges	420	-
Professional fees	5,638	-

TOTAL EXPENSES	99,472	-

NET INCOME	357,580	-

MEMBER'S EQUITY
Member's equity - Beginning of period	11,862,230	25,000
Member capital contributions	6,423,208	-
Member distributions	(361,944)	-
Member reinvestments	161,725	-

MEMBER'S EQUITY - END OF PERIOD	$18,442,799	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$357,580	$-
Non-cash expenses, and revenues included in net income:
Increase in other current liabilities	3,362	-
Increase in other current assets	(66,395)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	294,547	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trust deeds notes receivable	(7,471,174)	-
Principal collected on trust deeds notes receivable	1,096,592	-

NET CASH USED IN INVESTING ACTIVITIES	(6,374,582)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Member Contributions	6,423,208	-
Member Distributions	(200,219)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,222,989	-

NET INCREASE IN CASH	142,954	-

CASH BALANCE - BEGINNING OF PERIOD	43,743	25,000

CASH BALANCE - END OF PERIOD	$186,697	$25,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2007

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

Late Fee Income - Late fees are charged to borrowers when a payment is 10 days past its due date. Late fees are generally 10% of the payment due by the borrower. Late fee charges due and not received as of the balance sheet date are accrued.

Real estate held for sale - In the event a trust deed note receivable goes into default, the Manager will commence foreclosure proceedings on behalf of and for the benefit of the Fund. If the collateral real estate is not acquired at a foreclosure sale by an outside purchaser, the real estate becomes the property of the Fund. This real estate will be considered held for sale and is stated at the lower of the recorded investment in the loan including foreclosure costs and expenses, accrued interest and late charges as of the date of the foreclosure sale (i.e. the acquisition date) or at the property’s estimated fair value. The Fund had no real estate held for sale at March 31, 2007.

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a schedule of the annual contractual maturity of the trust deed notes receivable:

	March 31, 2007	December 31, 2006

2007	$0	$6,281,267
2008	8,502,840	2,908,576
2009	6,178,388	388,955
2010	394,084	15,301
2011	21,051	2,162,258
2012	3,034,576	0

	$18,130,939	$11,756,357

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2007

NOTE 4 - TRUST DEED NOTES RECEIVABLE (CONTINUED)

It is the Fund’s experience that often times trust deed notes receivable are either extended or repaid before contractual maturity dates, or refinanced at maturity. Occasionally a loan may go into default and be repaid after the contractual maturity date.

NOTE 5 - RESERVE FOR LOSSES ON TRUST DEED NOTES RECEIVABLE

An analysis of the recoverability of specific loans in the Fund’s loan portfolio as of December 31, 2006 and March 31, 2007 is as follows:

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

As of March 31, 2007 there were no loans in default status.

Based on review of the above factors management has determined that no specific reserve for loan loss on trust deed notes receivable is warranted at March 31, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

Point Center Financial, Inc., a California corporation is the Manager of the Fund. Point Center Financial, Inc. has the following related party transactions with Point Center Mortgage Fund I, LLC.

Point Center Financial, Inc. realizes the following types of compensation from the Fund:

Loan Servicing Fee - Represents servicing fees paid by the Fund to service the note, to protect the Company’s interest in and enforce its rights under the secured note, deed of trust and any other loan document and if necessary, to manage, refinance or sell the property. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. As of March 31, 2007, $52,615 of this fee has been incurred.

The Manager is entitled to receive 50% of any late charges, prepayment penalties and exit fees.

Conditional Annual Program Management Fee - An annual fee of 1% of the aggregate capital contributions will be paid monthly to the Manager out of available cash flow from the loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. For the three months ended March 31, 2007, $40,799 of management fees has been incurred.

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2007

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

Annual bond fee for the California Finance Lender license.

Organizational and offering costs have been paid by the Manager of the Fund. The Manager waives its rights to recover such expenses at a later time. As of March 31, 2007 the Manager has paid $263,376 for organization costs, and $734,257 for offering costs.

Point Center Financial, Inc., the Manager, had 0.1437% ownership interest in the Fund as of March 31, 2007.

NOTE 7 - LOAN CONCENTRATIONS AND CHARACTERISTICS

At March 31, 2007, there were 25 secured loans outstanding with the following characteristics:

Number of secured loans outstanding	25

Total secured loans outstanding	$18,130,939

Largest secured loan outstanding	$3,071,450

Largest secured loan as a percent of the total	16.94%

U.S. state collateral real estate is located in	Arizona California Connecticut Florida Georgia Indiana Michigan	North Carolina New York Tennessee Texas Utah Virginia

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2007

NOTE 7 - LOAN CONCENTRATIONS AND CHARACTERISTICS (CONTINUED)

The following categories of secured loans were held at March 31, 2007:

First trust deeds	$18,130,939
Second trust deeds	0

The following types of loans were held at March 31, 2007:

Vacant Land	$6,681,460
Commercial	6,011,350
Construction	5,438,129
Residential	0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a financial review and analysis of our financial condition and results of operations for the three-months ended March 31, 2007. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q; our Form 10-K for the year ended December 31, 2006; and in our the most recent prospectus dated April 23, 2007 filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871.

Overview of Point Center Mortgage Fund I, LLC

We were formed on July 14, 2004, and we commenced our business operations during June 2006. On February 3, 2006, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to $500,000,000 of units of membership interest. As of the filing date of this Form 10-Q, we have only sold $20,972,007.90 million of units and we currently estimate that we will sell less than $100 million of units by the time of the offering terminates on February 3, 2008.

Initially priced at $1,000 per unit with a minimum subscription of 25 units ($25,000). After our initial loan was funded, our Manager, Point Center Financial, Inc., sets a daily unit price for sales of additional units by adjusting the net book value of our assets to reflect the income and expenses accruing with respect to the loans we have funded. The adjusted net book value, divided by the number of units outstanding, shall determine the daily unit price. Our Manager owns computer software designed to perform this function. On March 31, 2007, the daily unit price was $1,002.41.

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

We anticipate that approximately 90% of our loans will provide for payments of interest only with a “balloon payment” of principal payable in full at the end of the term. We also anticipate investing approximately 10% of our assets in bridge loans, which provide interim financing (generally up to 12 months) to enable borrowers to qualify for permanent refinancing. The “balloon payment” loans and bridge loans in which we invest are riskier because they are non-investment grade loans made to borrowers whose ability to make repayment depends on their ability to refinance the loan or develop the property so they can refinance. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value and, in circumstances where borrowers are willing to pay a premium interest rate of 5% or more above market rate, our bridge loans may provide for interest to accrue and be payable together with the principal amount at maturity. However, there is no specific criteria that is used in evaluating the creditworthiness of balloon loan borrowers. Under circumstances where our Manager deems appropriate, we may acquire loans of the character described above, that are in default, are non-performing or are delinquent. All of these loans are described in greater detail in our prospectus under the heading “Types of Loans We Intend to Invest In.”

California, as well as many other real estate markets around the country, has continued to enjoy a steady rise in property values, and with the current interest rates being low, investments in real estate by both property owners and as mortgage lenders are very attractive. As interest rates rise our industry will be in competition with institutional lenders, because the margin between institutional cost of funds and our cost of funds will lessen. We act as an interim lender with maturities of from one (1) to seven (7) years and the majority of our loans will have fixed rates of interest. Therefore, even in the event of a rise in institutional interest rates, we anticipate that our borrowers will still be able to refinance or sell their property in a timely manner to facilitate the repayment of our loans. We also expect that the residential market will be most affected by a rise in interest rates and, since we are primarily commercial lenders, we will be less affected. In the early 1990’s when California experienced a dramatic drop in real estate values, we saw that most of the problems in our industry were with the junior loans. Since we will primarily make 1st position loans with substantial equity requirements, in the event of a drop in real estate values, we believe that our loan-to-value ratios will be sufficient to minimize the number of problem loans we might experience.

Twelve Month Plan of Operation

During the next 12 months we plan to invest in real estate loans where our collateral is real property located throughout the United States. Our Manager selects real estate loans for us, and also assists us by obtaining, processing and managing these loans for us. The number of loans in which we invest will depend upon the gross proceeds raised in the public offering, which is not presently anticipated to exceed $100 million. To sufficiently diversify our loan portfolio, our Manager anticipates that we need to raise between $30 million and $100 million from investors.

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

Our future operating results will depend upon our ability to promptly identify and invest in mortgage loans that generate interest income. To the extent that we are unable to identify and make such investments or are delayed in making such investments, our operating results will suffer. In addition, defaults by borrowers or unexpected expenses would adversely effect our income and reduce the funds we have available to distribute to our members.

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

Our operating results will be affected primarily by: (i) the amount of capital we have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, and (v) the level of foreclosures and related loan losses that we may experience. These funds, subject to a 3% working capital reserve, will constitute the bulk of the funds we have available for investment in mortgage loans. While we may borrow up to 60% of the value of our loan portfolio to make additional loans, we do not have any current commitment or arrangement in place to obtain such borrowing.

The lower interest rates would diminish the interest rates we can charge on our loans. In addition, our operating results would be adversely affected by loans that go into default and become non-performing assets. A weakening economy or wrong credit decisions by our Manager may result in non-performing assets. If the economy weakens and our borrowers who develop and sell real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults that may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans in order to enhance their collectibility.

We will generally be using appraisals prepared on an “as-if developed” basis in connection construction and development loans, and we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

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

Results of Operations

Total Revenue. Revenues for the three months ended March 31, 2007, was $457,052 from interest income on our real estate loans. While there has been a general increase in interest rates in the U.S., such increases have not yet affected our operating results and it is not clear when, if ever, higher interest rates might impact our revenues.

Total Expenses. For the three months ended March 31, 2007, total expenses were approximately $99,472.

Distributions to Members.  As of March 31, 2007, we have made distributions of $657,975, including $317,810 of reinvested distributions, which would otherwise have been paid to our reinvesting members. Through March 31, 2007, members have realized an internal rate of return on their investments of approximately 9.43%. However, as of March 31, 2007, the blended gross portfolio yield on our loans was 12.30%, with a currently estimated net yield to our members of 9.50%.

Investments in Mortgage Loans. As of March 31, 2007, we had investments in 25 mortgage loans secured by real estate totaling $18,130,939 with a weighted average contractual interest rate of 12.30%. These mortgage loans have contractual maturities ranging from 2006 through 2011.

Investments in mortgage loans as of March 31, 2007 are as follows:

Loan Type	Number of Loans	Balance	Weighted Average Interest Rate	Portfolio Percentage	Weighted Loan-to-Value **
Land	11	$6,681,460	12.56%	36.85%	53.72%
Commercial	9	6,011,350	11.79%	33.16%	47.80%
Construction	5	5,438,129	12.54%	29.99%	63.62%
Residential	0	-0-	-0-%	-0-%	-0-%
Acquisition and Development	0	-0-	-0-%	-0-%	-0-%
Bridge	0	-0-	-0-%	-0-%	-0-%
Totals:	25	$18,130,939	12.30%	100.00%	54.02%

*
Loan-to-Value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

The following is a schedule of investments in mortgage loans by lien position. Up to 20% of our loans are currently expected to be secured by second deeds of trust based upon the total offering of $500 million. From time to time, until the offering is complete, the percentage of second mortgages we invest in may exceed 20%.

Loan Type	March 31, 2007	Portfolio Percentage
First Mortgages	$18,130,939	100%
Second Mortgages	-0-	0%
Portfolio Total:	$18,130,939	100%

The following is a schedule of contractual maturities of investments in mortgage loans as of March 31, 2007:

Year	Maturity Amount
2007	$6,282,722
2008	$8,370,486
2009	$375,200
2010	$-0-
2011	$3,102,531
Total:	$18,130,939

The following is a schedule by geographic location of investments in mortgage loans as of March 31, 2007:

State	March 31, 2007 Balance	Portfolio Percentage
Arizona	$1,592,154	8.78%
California	4,992,195	27.53%
Connecticut	78,507	0.43%
Florida	375,200	2.07%
Georgia	1,978,527	10.91%
Indiana	1,080,690	5.96%
Michigan	801,000	4.42%
North Carolina	150,000	0.83%
New York	1,112,539	6.14%
Tennessee	501,929	2.77%
Texas	1,649,161	9.10%
Utah	3,071,450	16.94%
Virginia	747,767	4.12%
Total:	$18,130,939	100.00%

 We have six (6) mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 9.95% to 13.0%. Revenue by product will fluctuate based upon relative balances during the period.

Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. We do not currently have any non-performing loans. No allowances for loan losses were deemed necessary as of March 31, 2007.

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

Our Manager often grants extensions on loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. As of March 31, 2007, we did not have any investments in loans which have been extended. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of March 31, 2007.

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

Transactions with the Manager. We pay a loan servicing fee to our Manager to service the loans we make, to protect our interest in and enforce its rights under the loans, deeds of trust and any other loan documents and if necessary, to manage, refinance or sell the real property that secures our loans. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. For the three months ended March 31, 2007, we recorded fees to our Manager of $52,615.

Our Manager will receive 50% of any late charges, penalty interest and prepayment premiums on our loans. As of March 31, 2007, we recorded late fee income to our Manager of $829.

We will also pay our Manager a conditional annual program management fee of 1% of the aggregate annual capital contributions we receive from the sale of units in our public offering. This fee will be paid monthly to the Manager out of available cash flow from our loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. Management fees of $25,388 were paid to our Manager as of March 31, 2007 and management fees of $15,411 had been accrued as of that date.

In addition, our Manager will receive a brokerage fee of up to 3% of proceeds received upon the resale of any property acquired through loan foreclosures where our Manager substantially contributes to the sale. As of March 31, 2007, none of these fees were accrued or paid.

Transactions with Other Program and Other Related Parties. As of March 31, 2007, 19 of the 25 loans in our portfolio represent purchases of undivided interests in loans where our Manager also invested directly; invested funds from other programs controlled or managed by our Manager; and/or invested funds from other private parties under a permitted fractional note offering for California residents or entities where their primary place of business is California. The remaining six (6) loans were invested in solely by us.

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

•	Conditional management fee of 1% annually upon all capital contributions, paid to our Manager.

We will bear the following costs:

•	Annual tax preparation fee;

•	Accounting and auditing fees;

•	Legal fees; and

•	Other reports required by agencies governing our business activities.

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors that May Affect Results of Operations and Financial Condition

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006; and in our most recent prospectus dated April 23, 2007 that was filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871. However, the risks and uncertainties described in the Form 10-K and the prospectus are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our December 31, 2006 Form 10-K and our prospectus dated April 23, 2007.

Recent Developments in the Residential Sub-Prime Mortgage Market Could Adversely Effect Our Markets.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. To date, the problems experienced by some lenders in the sub-prime residential mortgage market have not had any material adverse affect upon the commercial mortgage markets in which we operate. However, we understand that that weakness in residential lending could at some point have an adverse impact upon our markets. Therefore, we seek to maintain a loan-to-value ratio that is significantly lower than troubled sub-prime residential lenders. Our weighted average loan to value ratio was approximately 54% as of March 31, 2007. We hope our loan to value ratio will provide us with a sufficient equity cushion in the underlying properties to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

A downturn in the real estate markets where we conduct business might result in defaults on our loans and might require us to record reserves with respect to non-performing loans. In addition, there is a continuing weakness in certain sectors of the economy and we are subject to risks inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience loan defaults, which may reduce the amount of funds we have to pay dividends to our stockholders.

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

POINT CENTER MORTGAGE FUND I, LLC

	By:	Point Center Financial, Inc., Its sole manager

Date: May 14, 2007		By: /s/ M. Gwen Melanson
M. Gwen Melanson
Chief Financial Officer