Form 10-Q
period 2007-06-30
Point Center Mortgage Fund I, LLC
filed 2007-08-14
CIK 1299020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2007

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

The number of Units of Membership Interest outstanding as of June 30, 2007 was 24,417.09.

POINT CENTER MORTGAGE FUND I, LLC

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Registration Statement on Form S-11, Registration No. 333-118871, and the related prospectus dated June 11, 2007, that was filed with the Securities and Exchange Commission, pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended. You should also read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited balance sheets and the related notes that appear elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT CENTER MORTGAGE FUND I, LLC
BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in bank	$145,686	$43,743
Accrued interest receivable	226,423	103,698
Accrued late charges receivable	3,016	—
Investment in trust deed notes receivable	11,902,182	6,281,267

TOTAL CURRENT ASSETS	12,277,307	6,428,708

OTHER ASSET
Investment in trust deed notes receivable	12,260,217	5,475,090

TOTAL ASSETS	$24,537,524	$11,903,798

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITES
Loan servicing fees payable	$28,168	$12,945
Accrued expenses	—	17,000
Taxes payable	2,500	1,700
Late charges payable	1,508	—
Management fees payable	20,444	9,924
Professional fees payable	14,000	—

TOTAL CURRENT LIABILITIES	66,620	41,569

MEMBER'S EQUITY - PER ACCOMPANYING STATEMENT	24,470,904	11,862,229

TOTAL LIABILITES AND MEMBER'S EQUITY	$24,537,524	$11,903,798

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF INCOME AND MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INCOME
Interest income	$646,887	$675	$1,102,281	$675
Late fee income	2,220	—	3,878	—

TOTAL INCOME	649,107	675	1,106,159	675

EXPENSE
Loan servicing fees	79,711	89	132,326	89
Management fees	56,496	—	97,295	—
Bank charges	889	—	1,309	—
Professional fees	15,080	—	20,718	—
Compliance fees	714	—	714	—
Income taxes	3,478	—	3,478	—

TOTAL EXPENSES	156,368	89	255,840	89

NET INCOME	492,739	586	850,319	586

MEMBER'S EQUITY
Member's equity - Beginning of period	11,862,229	25,000	11,862,229	25,000
Capital contributions received	5,804,032	1,073,259	12,227,240	1,073,257
Capital liquidation distributions	—	—	—	—
Distribution declared	503,294	—	(865,238)	—
Distribution reinvested	234,629	—	396,354	—

MEMBER'S EQUITY - END OF PERIOD	$17,397,596	$1,098,845	$24,470,904	$1,098,843

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$850,319	$586
Non-cash expenses, and revenues included in net income:
Increase in other current liabilities	25,051	89
Increase in other current assets	(125,741)	(675)

NET CASH PROVIDED BY OPERATING ACTIVITIES	749,629	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trust deeds notes receivable	(13,720,811)	(750,000)
Principal collected on trust deeds notes receivable	1,314,769	—

NET CASH USED IN INVESTING ACTIVITIES	(12,406,042)	(750,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Member Contributions	12,227,240	1,073,257
Member Distributions	(468,884)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,758,356	1,073,257

NET INCREASE IN CASH	101,943	323,257

CASH BALANCE - BEGINNING OF PERIOD	43,743	25,000

CASH BALANCE - END OF PERIOD	$145,686	$348,257

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2007

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all checking and savings accounts. The Fund’s cash balances often exceed federally insured limits. However, the Fund has not experienced any losses and believes it is not exposed to any significant credit risk on its cash balances.

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

Concentration of Credit Risk - The Company’s trust deed notes receivable are secured by real estate located throughout the United States (see Note 7). Therefore the Company is subject to economic fluctuations and changes in real estate values in these different regions.

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
JUNE 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real Estate Held for Sale - In the event a trust deed note receivable goes into default, the Manager will commence foreclosure proceedings on behalf of and for the benefit of the Fund. If the collateral real estate is not acquired at a foreclosure sale by an outside purchaser, the real estate becomes the property of the Fund. This real estate will be considered held for sale and is stated at the lower of the recorded investment in the loan including foreclosure costs and expenses, accrued interest and late charges as of the date of the foreclosure sale (i.e. the acquisition date) or at the property’s estimated fair value. The Fund had no real estate held for sale at June 30, 2007.

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

NOTE 4 - TRUST DEED NOTES RECEIVABLE

These consist of investments in primarily first trust deeds by the Fund. These trust deeds are secured by real estate and carry various interest rates ranging from 9.95% to 13.50%, with maturity dates ranging from one to five years.

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2007

NOTE 4 - TRUST DEED NOTES RECEIVABLE (CONTINUED)

The following is a schedule of the contractual maturity of the trust deed notes receivable for consecutive 12 month periods ending:

	June 30, 2007	December 31, 2006
2007	$0	$6,281,267
2008	11,902,182	2,908,576
2009	8,810,506	388,955
2010	394,084	15,301
2011	519,724	2,162,258
2012	2,535,903	0
	$24,162,399	$11,756,357

It is the Fund’s experience that often times trust deed notes receivable are either extended or repaid before contractual maturity dates, or refinanced at maturity. Occasionally a loan may go into default and be repaid after the contractual maturity date.

NOTE 5 - RESERVE FOR LOSSES ON TRUST DEED NOTES RECEIVABLE

An analysis of the recoverability of specific loans in the Fund’s loan portfolio as of December 31, 2006 and June 30, 2007 is as follows:

The following loan was in default status as of December 31, 2006:

Loan # 205119 - DCP, LLC
Maturity Date - November 1, 2006
Last payment received - December 4, 2006
Principal balance due	$752,258
Interest receivable	6,183
Total Due at December 31, 2006	$758,441

Fair market value of collateral real estate	$1,557,470

Loan to value percentage	48.70%

On October 19, 2006, the Manager entered into a forbearance agreement on behalf of the Fund with the borrower, and has agreed to temporarily forbear from commencing foreclosure proceedings until January 1, 2007. The borrower paid off the balance of the loan on January 8, 2007.

Management believes that there is enough equity available in the collateral real estate to repay the Fund the total amount due on this loan, and no specific provision for loss is warranted at December 31, 2006.

The following loan was in default status as of June 30, 2007:

Loan # 606001 - Properties Development & Management, Inc.
Maturity Date - June 1, 2007
Last payment received - June 5, 2007
Principal balance due	$600,000
Interest receivable	5,482
Late fees receivable	0
Advances receivable made on behalf of borrower	0
Total Due at December 31, 2006	$605,482

Fair market value of collateral real estate	$1,630,500

Loan to value percentage	37.13%

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2007

NOTE 5 - RESERVE FOR LOSSES ON TRUST DEED NOTES RECEIVABLE (CONTINUED)

On June 1, 2007 the Manager entered into a forbearance agreement on behalf of the Fund with the borrower, and has agreed to temporarily forbear from commencing foreclosure proceedings until July 31, 2007 for the purpose of allowing the borrower additional time within which to arrange to repay the indebtedness in full.

Management believes that there is enough equity available in the collateral real estate to repay the Fund the total amount due on this loan, and no specific provision for loss is warranted at June 30, 2007.

Based on review of the above factors, management has determined that no specific reserve for loan loss on trust deed notes receivable is warranted at December 31, 2006 and June 30, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

Point Center Financial, Inc., a California corporation, is the Manager of the Fund. Point Center Financial, Inc. has the following related party transactions with Point Center Mortgage Fund I, LLC.

Point Center Financial, Inc. realizes the following types of compensation from the Fund:

Loan Servicing Fee - Represents servicing fees paid by the Fund to service the note, to protect the Company’s interest in and enforce its rights under the secured note, deed of trust and any other loan document and if necessary, to manage, refinance or sell the property. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. As of June 30, 2007, $132,326 of this fee has been incurred.

The Manager is entitled to receive 50% of any late charges, prepayment penalties and exit fees.

Conditional Annual Program Management Fee - An annual fee of 1% of the aggregate capital contributions will be paid monthly to the Manager out of available cash flow from the loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. For the six months ended June 30, 2007, $97,295 of management fees have been incurred.

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

Organizational and offering costs have been paid by the Manager of the Fund. The Manager waives its rights to recover such expenses at a later time. As of June 30, 2007 the Manager has paid $263,376 for organization costs, and $734,257 for offering costs.

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2007

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

Point Center Financial, Inc., the Manager, had 0.2181% and 0.1108% ownership interest in the Fund as of December 31, 2006 and June 30, 2007, respectively.

NOTE 7 - LOAN CONCENTRATIONS AND CHARACTERISTICS

At December 31, 2006, there were 19 secured loans outstanding with the following characteristics:

Number of secured loans outstanding	19

Total secured loans outstanding	$11,756,357

Largest secured loan outstanding	$973,384

Largest secured loan as a percent of the total	8%

U.S. state collateral real estate is located in	Arizona California Florida Georgia Michigan	New York Tennessee Texas Utah Virginia
The following categories of secured loans were held at December 31, 2006:

First trust deeds	$11,756,357
Second trust deeds	0

The following types of loans were held at December 31, 2006:

Vacant Land	$5,064,018
Commercial	3,412,087
Construction	2,940,393
Residential	339,859

At June 30, 2007, there were 29 secured loans outstanding with the following characteristics:

Number of secured loans outstanding	29

Total secured loans outstanding	$24,162,399

Largest secured loan outstanding	$3,623,450

Largest secured loan as a percent of the total	15%

U.S. state collateral real estate is located in	Arizona California Florida Georgia Indiana Michigan	North Carolina New York Tennessee Texas Utah Virginia

POINT CENTER MORTGAGE FUND I, LLC
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2007

NOTE 7 - LOAN CONCENTRATIONS AND CHARACTERISTICS (CONTINUED)

The following categories of secured loans were held at June 30, 2007:

First trust deeds	$24,162,399
Second trust deeds	0

The following types of loans were held at June 30, 2007:

Vacant Land	$10,010,403
Commercial	6,606,074
Construction	7,545,922
Residential	0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2007. The quarter ended June 30, 2006 is not relative for comparison purposes to the quarter ended June 30, 2007 because our business operations did not begin until June 28, 2006, when we received capital contributions from our first investors totaling $1,073,257 and invested $750,000 in our first loan.

This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q; our Form 10-K for the year ended December 31, 2006; and in our the most recent prospectus dated June 11, 2007, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871.

Overview of Point Center Mortgage Fund I, LLC

We were formed on July 14, 2004, and we commenced our business operations during June 2006. On February 3, 2006, our Registration Statement, as filed with the Securities and Exchange Commission, became effective for the initial public offering of up to $500,000,000 of units of membership interest. As of the filing date of this Form 10-Q, we have sold $26,569,968.74 million of units and we currently estimate that we will sell less than $100 million of units by the time of the offering terminates on February 3, 2008.

Initially priced at $1,000 per unit with a minimum subscription of 25 units ($25,000). After our initial loan was funded, our Manager, Point Center Financial, Inc., sets a daily unit price for sales of additional units by adjusting the net book value of our assets to reflect the income and expenses accruing with respect to the loans we have funded. The adjusted net book value, divided by the number of units outstanding, shall determine the daily unit price. Our Manager owns computer software designed to perform this function. On June 30, 2007, the daily unit price was $1002.36.

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

As our only Manager, Point Center Financial, Inc. has complete authority and responsibility for:

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

Most of our loans will have terms of one (1) to five (5) years. We anticipate investing approximately 25% of our assets in construction loans and approximately 25% of our assets in unimproved land loans. In addition, we expect to invest approximately 20% of our assets in commercial property loans, 20% in acquisition and development loans and 10% in residential property loans. We currently have no residential loans in our portfolio and we require substantially lower loan-to-value ratios than the sub-prime residential lenders that have been reporting substantial losses from their portfolios. We also believe that our underwriting criteria is significantly more stringent than these troubled lenders and that our portfolio can withstand a much deeper downturn in the real estate market than these other companies can.

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

California, as well as many other real estate markets around the country, has continued to enjoy a steady rise in property values, and with the current interest rates being low, investments in real estate by both property owners and as mortgage lenders are very attractive. As interest rates rise our industry will be in competition with institutional lenders, because the margin between institutional cost of funds and our cost of funds will lessen. We act as an interim lender with maturities of from one (1) to five (5) years and the majority of our loans will have fixed rates of interest. Therefore, even in the event of a rise in institutional interest rates, we anticipate that our borrowers will still be able to refinance or sell their property in a timely manner to facilitate the repayment of our loans. We also expect that the residential market will be most affected by a rise in interest rates and, since we are primarily commercial lenders, we will be less affected. In the early 1990’s when California experienced a dramatic drop in real estate values, we saw that most of the problems in our industry were with the junior loans. Since we will primarily make first position loans with substantial equity requirements, in the event of a drop in real estate values, we believe that our loan-to-value ratios will be sufficient to minimize the number of problem loans we might experience.

Twelve Month Plan of Operation

During the next 12 months, we plan to invest in real estate loans where our collateral is real property located throughout the United States. Our Manager selects real estate loans for us, and also assists us by obtaining, processing and managing these loans for us. The number of loans in which we invest will depend upon the gross proceeds raised in the public offering, which is not presently anticipated to exceed $100 million. To sufficiently diversify our loan portfolio, our Manager anticipates that we need to raise between $30 million and $100 million from investors.

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

We will generally be using appraisals prepared on an “as-if developed” basis in connection with construction and development loans, and we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

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

Results of Operations

Total Revenue. Revenues for the three and six months ended June 30, 2007, was $649,107 and $1,106,159, respectively, from interest income on our real estate loans. While there has been a general increase in interest rates in the U.S., such increases have not yet affected our operating results and it is not clear when, if ever, higher interest rates might impact our revenues.

Total Expenses. For the three and six months ended June 30, 2007, total expenses were approximately $156,368 and $255,840, respectively.

Distributions to Members.  For the three and six months ended June 30, 2007, we have made distributions of $503,294 and $865,238, respectively, including $234,629 and $396,354 of reinvested distributions, which would otherwise have been paid to our reinvesting members. Through June 30, 2007, members have realized an internal rate of return on their investments of approximately 9.36%. However, as of June 30, 2007, the blended gross portfolio yield on our loans was 12.36%, with a currently estimated net yield to our members of 9.5%.

Investments in Mortgage Loans. As of June 30, 2007, we had investments in 29 mortgage loans secured by real estate totaling $24,162,399 with a weighted average contractual interest rate of 12.36%. These mortgage loans have contractual maturities ranging from 2007 through 2011.

Investments in mortgage loans as of June 30, 2007, are as follows:

Loan Type	Number of Loans	Balance	Weighted Average Interest Rate	Portfolio Percentage	Weighted Loan-to-Value **
Land	12	$10,010,403	12.71%	41.00%	56.03%
Commercial	12	6,606,074	11.83%	27.34%	48.80%
Construction	5	7,545,922	12.36%	31.23%	64.42%
Residential	0	-0-	-0-%	-0-%	-0-%
Acquisition and Development	0	-0-	-0-%	-0-%	-0-%
Bridge	0	-0-	-0-%	-0-%	-0-%
Totals:	29	$24,162,399	12.36%	100.00%	56.04%

*
Loan-to-Value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than six months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

The following is a schedule of investments in mortgage loans by lien position. Up to 20% of our loans are currently expected to be secured by second deeds of trust based upon the total offering of $100 million. From time to time, until the offering is complete, the percentage of second mortgages we invest in may exceed 20%.

Loan Type	June 30, 2007	Portfolio Percentage
First Mortgages	$24,162,399	100%
Second Mortgages	-0-	0%
Portfolio Total:	$24,162,399	100%

The following is a schedule of contractual maturities of investments in mortgage loans for consecutive 12 month periods ending June 30th:

Year	Maturity Amount
2007	$-0-
2008	$11,902,182
2009	$8,810,506
2010	$394,084
2011	$519,724
2012	$2,535,903
Total:	$24,162,399

The following is a schedule by geographic location of investments in mortgage loans as of June 30, 2007:

State	June 30, 2007 Balance	Portfolio Percentage
Arizona	$2,367,959	9.80%
California	7,184,009	29.73%
Florida	475,586	1.97%
Georgia	1,842,484	7.63%
Indiana	1,080,690	4.47%
Michigan	898,966	3.72%
North Carolina	150,000	0.62%
New York	1,111,597	4.60%
Tennessee	501,929	2.08%
Texas	4,178,842	17.29%
Utah	3,623,450	15.00%
Virginia	746,887	3.09%
Total:	$24,162,399	100.00%

 We have six (6) mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 9.95% to 13.5%. Revenue by product will fluctuate based upon relative balances during the period.

Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. We do not currently have any non-performing loans. No allowances for loan losses were deemed necessary as of June 30, 2007.

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

Our Manager often grants extensions on loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. As of June 30, 2007, we did not have any investments in loans which have been extended. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of June 30, 2007.

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

Transactions with the Manager. We pay a loan servicing fee to our Manager to service the loans we make, to protect our interest in and enforce its rights under the loans, deeds of trust and any other loan documents and if necessary, to manage, refinance or sell the real property that secures our loans. The monthly servicing fee is 0.125% (1.5% annually) of the outstanding principal amount of all loans being serviced, and is withheld from the monthly borrower payments. For the three and six months ended June 30, 2007, we recorded fees to our Manager of $79,711 and $132,326, respectively.

Our Manager will receive 50% of any late charges, penalty interest and prepayment premiums on our loans. For the three and six months ended June 30, 2007, we recorded late fee income to our Manager of $2,220 and $3,878, respectively.

We will also pay our Manager a conditional annual program management fee of 1% of the aggregate annual capital contributions we receive from the sale of units in our public offering. This fee will be paid monthly to the Manager out of available cash flow from our loan portfolio. This fee will accrue, without interest, and be payable only at such times as available cash exists. For the three and six months ended June 30, 2007, management fees of $56,496 and $97,295, respectively, were paid to our Manager and management fees of $20,444 had been accrued as of that date.

In addition, our Manager will receive a brokerage fee of up to 3% of proceeds received upon the resale of any property acquired through loan foreclosures where our Manager substantially contributes to the sale. As of June 30, 2007, none of these fees were accrued or paid.

Transactions with Other Program and Other Related Parties. As of June 30, 2007, 22 of the 29 loans in our portfolio represent purchases of undivided interests in loans where our Manager also invested directly; invested funds from other programs controlled or managed by our Manager; and/or invested funds from other private parties under a permitted fractional note offering for California residents or entities where their primary place of business is California. The remaining seven (7) loans were invested in solely by us.

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

Off-Balance Sheet Transactions

We do not currently have any interest in any special purpose entities that are not reflected on our balance sheet, nor do we have any commitments or obligations that are not reflected on our balance sheet. We do not have any interest in derivative contracts.

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

•
Loan servicing fees paid to our Manager to service the loan portfolio, to protect our interest in and enforce their rights under the secured notes, deeds of trust and any other loan document and if necessary, to manage, refinance or sell the property; and

•	Conditional management fee of 1% annually upon all capital contributions paid to our Manager.

We will bear the following costs:

•	Annual tax preparation fee;

•	Accounting and auditing fees;

•	Legal fees; and

•	Other reports required by agencies governing our business activities.

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the six months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors that May Affect Results of Operations and Financial Condition

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006; and in our most recent prospectus dated June 11, 2007, that was filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, which relates to our Registration Statement on Form S-11, Registration No. 333-118871. However, the risks and uncertainties described in the Form 10-K and the prospectus are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our December 31, 2006, Form 10-K and our prospectus dated June 11, 2007.

Recent Developments in the Residential Sub-Prime Mortgage Market Could Adversely Effect Our Markets.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. To date, the problems experienced by some lenders in the sub-prime residential mortgage market have not had any material adverse affect upon the commercial mortgage markets in which we operate. However, we understand that the weakness in residential lending could at some point have an adverse impact upon our markets. Therefore, we seek to maintain a loan-to-value ratio that is significantly lower than troubled sub-prime residential lenders. Our weighted average loan to value ratio was approximately 56% as of June 30, 2007. We hope our loan to value ratio will provide us with a sufficient equity cushion in the underlying properties to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

A downturn in the real estate markets where we conduct business might result in defaults on our loans and might require us to record reserves with respect to non-performing loans. In addition, there is a continuing weakness in certain sectors of the economy and we are subject to risks inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience loan defaults, which may reduce the amount of funds we have to pay dividends to our shareholders.

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

Prepayments of Our Loans, Particularly During Periods of Low Interest Rates, May Reduce Our Recurring Income and We Also May Not Receive Prepayment Penalties.

Borrowers may seek to prepay our loans, particularly during periods when interest rates are low. If loans repay before their maturity, we may not be able to reinvest the proceeds quickly or we may be forced to reinvest the proceeds in lower-yielding assets. Accordingly, prepayments of our assets may reduce the amount of our recurring income and could adversely affect our financial performance. Many, but not all, of our loans provide that the borrower must pay us a prepayment penalty if the loan is repaid before a specified date. This is often referred to as a “lock-out period.” While prepayment penalties provide us with financial compensation, they represent one-time payments as opposed to recurring income. After the end of the lock-out period, the borrower may prepay the loan without penalty prior to its maturity. We anticipate that approximately 50% of our lending portfolio consisted of loans open to prepayment without penalty.

Increases in Interest Rates During the Term of a Loan May Adversely Impact a Borrower’s Ability to Repay a Loan at Maturity or to Prepay a Loan.

If interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Borrowers may also not be able to obtain refinancing proceeds that would enable them to prepay our loans. Increasing interest rates may hinder a borrower’s ability to refinance our loan because the borrower or the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss. If borrowers prepay fewer loans during periods of rising interest rates, we will not be able to reinvest prepayment proceeds in assets with higher interest rates. As a result, our financial performance and our ability to pay distributions could be materially adversely affected.

An Earthquake, Other Natural Disaster or Terrorist Act Could Adversely Affect Our Business.

Approximately 30% of our loan portfolio as of June 30, 2007, was secured by properties located in California, which is a high risk geographical area for earthquakes. In addition, a significant number of our loans are on properties that are located in urban areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. We also have loans on properties located in areas that are subject to the risks of floods, hurricanes, tornados and other natural disasters. Future earthquakes, other natural disasters or acts of terrorism could adversely impact the demand for, and value of, our loans and could also directly impact the value of our loans through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Any earthquake, other natural disaster or terrorist attack, whether or not insured, could have a material adverse effect on our financial performance and our ability to pay distributions.

Quarterly Results May Fluctuate and May Not Be Indicative of Future Quarterly Performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our loan origination volume, variations in the timing of prepayments, the degree to which we encounter competition in our markets and general economic conditions.

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

POINT CENTER MORTGAGE FUND I, LLC

	By:	Point Center Financial, Inc., Its sole manager

Date: August 14, 2007		By: /s/ M. GWEN MELANSON
M. Gwen Melanson
Chief Financial Officer